Form 10QSB
period 2000-06-30
ACCESSPOINT CORP /NV/
filed 2000-08-21
CIK 1104174

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                                  (MARK ONE)

              [X]  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO ___________________

                     COMMISSION FILE NUMBER _____________

                         ACCESSPOINT CORPORATION, INC.
             ----------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          NEVADA                                                      33-0679477
-----------------------------------------------     ---------------------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
OR ORGANIZATION)

38 EXECUTIVE PARK, SUITE 350, IRVINE, CA                               92614
-----------------------------------------------                 ---------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                             (ZIP CODE)


      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (949) 852-8526

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

        Common stock, $0.001 par value                  15,585,537
                 (CLASS)                     (OUTSTANDING AT JULY 31, 2000)


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [X] NO [_]

                            ACCESSPOINT CORPORATION
                         FORM 10-QSB QUARTERLY REPORT
               AS OF AND FOR THE SIX MONTHS ENDED, JUNE 30, 2000
                               TABLE OF CONTENTS


PART I.  -  FINANCIAL INFORMATION  (SEE LICHTER, WEIL & ASSOCIATES REPORT)

Item 1.     Consolidated Financial Statements
            Consolidated Statements of Operations for the six months ended, June 30, 2000 and 1999
            Consolidated Balance Sheets as of June 30, 2000 and December 31,
            1999
            Consolidated Statements of Cash Flows for the six months ended, June 30, 2000 and 1999
            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. -  OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                        PART I - FINANCIAL INFORMATION


ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS
(SEE LICHTER, WEIL & ASSOCIATES REPORT)


                            ACCESSPOINT CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                               June 30,          December 31,
                                                                 2000                1999
                                                              (unaudited)
                                                            --------------      ---------------
                              Assets
                                                            --------------      ---------------
Current assets:
  Cash...................................................   $                   $
  Accounts receivable, less allowance for................
  Prepaid expenses.......................................
  Other current assets...................................
                                                            --------------      ---------------
     Total current assets................................

Fixed assets, net /1/....................................
Other non-current assets.................................
                                                            --------------      ---------------
     Total assets........................................
                                                            ==============      ===============

          Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable.......................................
  Accrued liabilities....................................
  Current portion of long-term debt......................
  Total other current liabilities........................
                                                            --------------      ---------------
     Total current liabilities...........................

Long term liabilities....................................

                                                            --------------      ---------------
     Total liabilities...................................
                                                            --------------      ---------------
Stockholder's equity:
Common stock, $0.001 par value:
    Authorized shares, XX,XXX,XXX; Issued and
    Outstanding shares, XX,XXX,XXX in 2000 and
    XX,XXX,XXX in 1999...................................
Additional paid in capital...............................
Retained earnings (deficit)..............................
                                                            --------------      ---------------
   Total shareholders' equity (deficit)..................   --------------      ---------------
   Total liabilities and stockholders' equity............   $                   $
                                                            ==============      ===============

                            See accompanying notes.

--------------------------------
/1/ Net accumulated depreciation of $XXX,XXX and $XXX,XXX as of June 30, 2000 and January 31, 2000, respectively.

                            ACCESSPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended,             Six Months Ended,
                                                       June 30,                      June 30,
                                             -------------------------------------------------------
                                               2000              1999         2000            1999
                                               ----              ----         ----            ----
Revenues...................................  $               $              $            $
Cost of sales and services.................
                                             ---------------------------   -------------------------

   Gross profit............................

Selling and marketing expense..............
General and administrative expense.........
Depreciation expense.......................
                                             ---------------------------   -------------------------

   Profit (loss) from operations...........

Interest expense, net......................
Extraordinary expense......................
Income taxes paid..........................
                                             ---------------------------   -------------------------
   Net income (loss).......................  $               $              $            $
                                             ---------------------------   -------------------------
Net income (loss) per common share:
     Basic:................................  $               $              $            $
     Diluted:..............................  $               $              $            $
Weighted average number of common shares:
     Basic:................................  XX,XXX,XXX       XX,XXX,XXX    XX,XXX,XXX    XX,XXX,XXX
     Diluted:..............................  XX,XXX,XXX       XX,XXX,XXX    XX,XXX,XXX    XX,XXX,XXX


                            See accompanying notes.

                            ACCESSPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            Six Months Ended,
                                                                                 June 30,
                                                            -----------------------------------------------
                                                                        2000                       1999
                                                                        ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)................................        $                           $

Adjustments to reconcile net loss to net cash used
in operating activities...............................
     Amortization.....................................
     Depreciation of property and equipment...........
     Decrease (Increase) in receivables...............
     Decrease (Increase) in inventory.................
     Decrease (Increase) in other receivables.........
     Decrease (Increase) in other receivables.........
     Decrease (Increase) in prepaid expenses..........
     Decrease (Increase) in deposits..................
     Decrease (Increase) in accounts payable and
accrued expenses......................................
     Decrease (Increase) in deferred compensation.....
     Decrease (Increase) in deferred revenue..........
     Total adjustments................................      ----------------------        ----------------
     Net cash (used in) operations....................

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of intangibles..........................
     Purchase of furniture and equipment..............      ----------------------        ----------------
     Net cash (used in) investing activities..........

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of debt.................................
     Repayment of capital lease obligations...........
     Payments of long term debt.......................
     Sale of stock....................................      ----------------------        ----------------
     Net cash provided by financing activities........      ----------------------        ----------------
     Net change in cash and cash equivalents..........
     Cash and cash equivalents at beginning of year...      ----------------------        ----------------
     Cash and cash equivalents at end of year.........      ----------------------        ----------------

     Supplemental cash flow disclosures:
          Income tax payments.........................
          Interest payments...........................
          Non cash investing and financing............
           Addition of equipment on capital leases....

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    (SEE LICHTER, WEIL & ASSOCIATES REPORT)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under "Factors That May Affect Future Results and Market Price of Stock", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activities, performance or achievements expressed or implied by such forward-looking statements.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

Comparison of Three Months Ended June 30, 2000 and 1999

     Revenues. Revenues increased 203.9% to $755,852 for the three months ended, June 30, 2000 from $248,718 for the comparable period of 1999. In May 2000, the Company acquired Blacksun Graphics as a wholly owned subsidiary. The total increase of $507,134 is a direct result of the Blacksun Graphics acquisition coupled with increased marketing efforts in the development of wholesale sales channels and master distributors, resulting in an increased customer base.

     Gross Profit. Gross profit increased 208.3% to $713,124 for the three months ended, June 30, 2000 from $231,319 for the comparable period of 1999. The increase of $481,805 is consistent with the growth in revenues for the three months ended June 30, 2000 from the comparable period of 1999. Gross margin increased to 94.3% in the most recent period compared to 93.0% during the comparable period of the prior year. With our current infrastructure, we anticipated a slight increase in our gross margins given the increase in our revenues. The Company expects its margins to remain consistent in the future.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 402.6% to $1.6 million for the three months ended, June 30, 2000 from $318,339 for the comparable period of 1999. The increase of $1.3 million is primarily a result of the acquisitions of Processing Source International (PSI) and Blacksun Graphics (BSG) as wholly-owned subsidiaries in July 1999 and May 2000, respectively. In addition, we have experienced increased levels of investment in systems and infrastructure (including personnel) and product development in anticipation of growth within our wholesale sales channels.

     Interest Income and Other Expense. Interest income and other expense, net, for the three months ended, June 30, 2000 was $28,886, as compared to $1,300 for the three months ended, June 30, 1999. The increase of $27,586, in interest income and other expense was primarily a result of increased interest expense associated with additional capital leases.

Comparison of Six Months Ended June 30, 2000 and 1999

     Revenues. Revenues increased 49.7% to $1,074,094 for the six months ended, June 30, 2000 from $717,609 for the comparable period of 1999. In May 2000, the Company acquired Blacksun Graphics as a wholly owned subsidiary, which accounted for approximately $183,579 of revenue during the six months ended June 30, 2000. The total increase of $356,485 is a direct result of the Blacksun Graphics acquisition coupled with increased marketing efforts in the development of wholesale sales channels and master distributors.

     Gross Profit. Gross profit increased 53.3% to $976,311 for the six months ended, June 30, 2000 from $636,933 for the comparable period of 1999. The increase of $339,378 is consistent with the growth in revenues for the six months ended June 30, 2000 from the comparable period of 1999. Gross margin increased to 90.9% in the most recent period compared to

88.8% during the comparable period of the prior year. With our current infrastructure, we anticipated a slight increase in our gross margins given the increase in our revenues. The Company expects its margins to remain consistent in the future.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 225.9% to $2.7 million for the six months ended, June 30, 2000 from $830,873 for the comparable period of 1999. The increase of $1.9 million is primarily a result of the acquisitions of Processing Source International (PSI), and Blacksun Graphics (BSG) as wholly-owned subsidiaries in July 1999 and May 2000, respectively. In addition, we made a strategic decision in January 2000 to expand the operations of our subsidiary, Processing Source International. This expansion included the opening of our Chicago-based merchant underwriting facility, which includes 13 additional personnel. In addition, we have experienced increased levels of investment in systems and infrastructure (including personnel) and product development in anticipation of growth within our wholesale sales channels

     Interest Income and Other Expense. Interest income and other expense, net, for the six months ended, June 30, 2000 was $396,364, as compared to $40,820 for the six months ended, June 30, 1999. The increase of $355,544, in interest income and other expense was a direct result from the write-off of bad debt on aged accounts receivable.

Liquidity and Sources of Capital

     Historically, we have funded operations and working capital needs from operating cash flows and net cash proceeds through a series of private debt and equity offerings, including Regulation D and Regulation S private placements and loans. Cash and cash equivalents were $84,647 at June 30, 2000. Working capital at June 30, 2000 was $(1.1) million.

     Cash used in operating activities during the six months ended June 30, 2000 was $(1,805,359) compared to $(1,820,112) for the comparable period of the prior year. The change of $14,753 was due primarily to the change in net income (loss) of $(2.2) million. This is partially offset by the $347,889 decrease in accounts receivable and a $77,876 increase in accounts payable.

     Cash used in investing activities during the first six months of 2000 was $374,576 compared to $28,844 for the comparable period of the prior year. The change was due primarily to increased capital expenditures in 2000. The capital expenditures consisted primarily of computer hardware needed for the continued growth in the Company's technology initiatives, as well as furniture & fixtures needed for the expansion of our processing and underwriting divisions.

     Cash provided by financing activities during the six months ended June 30, 2000 was $2.2 million compared to $1.9 million for the comparable period of the prior year. In the second quarter of 2000, we sold $1.2 million of common stock.

     Without further equity offerings through private placements, we believe that our cash, cash equivalents and short-term investments at June 30, 2000 will not be sufficient to meet our liquidity needs over the next twelve months.

YEAR 2000 COMPLIANCE

     At the date of this report, the passage into the year 2000 has occurred. To date, we have not experienced any Y2K problems in our own systems. We are continuing to carefully monitor our systems and communicating regularly with our vendors and customers as to their view of the any potential impact. There can be no assurance, however, that the Company will not experience unanticipated negative consequences, including material costs caused by undetected errors or defects in the technology used in its internal systems. If, in the future, it comes to the Company's attention that certain of its services need modification or certain of its third-party hardware and software are not year 2000 compliant, then the Company will seek to make modifications to its systems. In such case, the Company expects such modifications to be made on a timely basis and does not believe that the cost of such modifications will have a material effect on its operating results. There can be no assurance, however, that the Company will be able to modify such products, services and systems in a timely and successful manner to comply with the year 2000 requirements, which could have a material adverse effect on its business and operating results.

                            ACCESSPOINT CORPORATION
                 CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 JUNE 30, 2000

                               TABLE OF CONTENTS

Independent Accountants' Report                                             2

Consolidated Balance Sheets - June 30, 2000 and December 31, 1999           3

Consolidated Statements of Operations for the Three months
and Six months ended June 30, 2000 and 1999                                 4

Consolidated Statements of Cash Flows for the Six months ended
June 30, 2000 and 1999                                                      5

Consolidated Statements of Changes in Stockholders' Equity                  6

Notes to Consolidated Financial Statements                                  7

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------



To the Board of Directors
Accesspoint Corporation
Irvine, California

Members of the Board:

We have reviewed the accompanying consolidated balance sheets of Accesspoint Corporation and its subsidiary ("the Company") as of June 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statement in order for them to be in conformity with generally accepted accounting principles.

The accompanying June 30, 1999 financial statements of the Company, are provided for comparative purposes only, they were compiled by us in accordance with Statements on Standards for Accounting and review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited nor reviewed the June 30, 1999 financial statements and accordingly, do not express an opinion or any other form of assurance on them.



July 18, 2000
Los Angeles, California

                            ACCESSPOINT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                                    ASSETS
                                   --------

                                                                             JUNE 30           DECEMBER 31
                                                                              2000                1999
                                                                        ------------------  ------------------
Current Assets
         Cash and cash equivalents                                      $          84,647   $          54,348
         Accounts receivable (net)                                                212,956             560,845
         Inventory                                                                 30,913              14,007
         Other receivables                                                          4,931                 731
         Prepaid expenses                                                          12,208              18,579
                                                                        ------------------  ------------------
                 Total Current Assets                                             345,654             648,510
                                                                        ------------------  ------------------

Fixed Assets
         Furniture and equipment (net)                                            676,501             452,259
                                                                        ------------------  ------------------
                Total Fixed Assets                                                676,501             452,259
                                                                        ------------------  ------------------

Other Assets
         Deposits                                                                 180,807              29,856
         Intangibles, net                                                               0               2,481
                                                                        ------------------  ------------------
                 Total Other Assets                                               180,807              32,337
                                                                        ------------------  ------------------

         Total Assets                                                          $1,202,962          $1,133,106
                                                                        ==================  ==================


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                                             JUNE 30           DECEMBER 31
                                                                              2000                1999
                                                                        ------------------  ------------------
Current Liabilities
         Accounts payable and accrued expenses                          $         723,822   $         646,011
         Deferred compensation                                                    155,720             155,720
         Deferred revenue                                                           7,854               7,854
         Current portion, capitalized leases                                      191,293             125,737
         Current portion, notes payable                                           407,428             100,000
                                                                        ------------------  ------------------
         Total Current Liabilities                                              1,486,117           1,035,322

Capital Lease obligations, net of current portion                                 268,326             278,925
Notes payable, net of current portion                                             359,688             100,000
                                                                        ------------------  ------------------
         Total Liabilities                                                      2,114,131           1,414,247
                                                                        ------------------  ------------------

Stockholders' Equity
         Preferred Stock, $.001 par value, 5,000,000
              share authorized, 0 issued and outstanding                $               0   $               0
         Common stock, $.001 par value, 25,000,000
              shares authorized, 15,585,537 and 14,576,000
              issued and outstanding, respectively                                 15,585              14,832
         Additional paid in capital                                             3,902,738           2,315,265
         Retained deficit                                                      (4,829,492)         (2,611,238)
                                                                        ------------------  ------------------
         Total Stockholders' Equity                                              (911,169)           (281,141)
                                                                        ------------------  ------------------
         Total Liabilities and Stockholders' Equity                     $       1,202,962   $       1,133,106
                                                                        ==================  ==================

 The accompanying notes are an integral part of these consolidated financial statements

                            ACCESSPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (unaudited)

                                                           Three Months Ended June 30               Six Months Ended June 30
                                                            2000                1999                2000                1999
                                                      ------------------  ------------------  ------------------  ------------------
Sales, net                                            $         755,852   $         248,718   $       1,074,094   $         717,609

Cost of sales                                                    42,727              17,399              97,783              80,676
                                                      ------------------  ------------------  ------------------  ------------------
         Gross profit                                           713,124             231,319             976,311             636,933

Selling expenses                                                 44,732              20,364              89,891             216,901

General and administrative expenses                           1,599,863             318,339           2,707,510             830,873
                                                      ------------------  ------------------  ------------------  ------------------
         Income (loss) from operations                         (931,471)           (107,384)         (1,821,090)           (410,841)
                                                      ------------------  ------------------  ------------------  ------------------

Other (Income) Expense
         Interest income                                          1,024                   0              (1,108)             (2,803)
         Interest expense                                        27,862               1,300              21,675              43,623
         Bad Debts                                                    0                   0             375,797                   0
                                                      ------------------  ------------------  ------------------  ------------------

         Total Other (Income) Expense                            28,886               1,300             396,364              40,820
                                                      ------------------  ------------------  ------------------  ------------------

         Income (loss)  before extraordinary
              expense and income taxes                         (960,357)           (108,684)         (2,217,454)           (451,660)

         Extraordinary expense, net of income tax
              effect of $0 Legal settlement                           0                   0                   0             149,469
                                                      ------------------  ------------------  ------------------  ------------------
         Income (loss) before income taxes                     (960,357)           (108,684)         (2,217,454)           (601,129)

Provison for income taxes                                           800                 800                 800               1,583
                                                      ------------------  ------------------  ------------------  ------------------

         Net income (loss)                                    ($961,157)          ($109,484)        ($2,218,254)          ($602,712)
                                                      ==================  ==================  ==================  ==================

         Net loss per share (basic and diluted)
              Basic                                              ($0.06)             ($0.01)             ($0.14)             ($0.04)
              Diluted                                            ($0.06)             ($0.01)             ($0.14)             ($0.04)

         Weighted average number of shares
              Basic                                          15,585,537          14,576,000          15,585,537          14,576,000
              Diluted                                        15,585,537          14,576,000          15,585,537          14,576,000

         Extraordinary expense per share
              Basic                                   $            0.00   $            0.00   $            0.00   $            0.01
              Diluted                                 $            0.00   $            0.00   $            0.00   $            0.00

  The accompanying notes are an integral part of these consolidated financial statements

                            ACCESSPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                  (unaudited)

                                                                                 2000                1999
                                                                            -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                                    ($2,218,254)        ($1,834,845)

Adjustments to reconcile net loss to net cash
used in operating activities:
         Amortization                                                                 132                 501
         Depreciation                                                             150,203             160,568
         Decrease (Increase) in receivables                                       347,889            (490,335)
         Decrease (Increase) in inventory                                         (16,906)            (10,728)
         Decrease (Increase) in other receivables                                  (4,200)               (731)
         Decrease (Increase) in prepaid expenses                                    6,371             (18,579)
         Decrease (Increase) in deposits                                         (150,951)            (22,960)
         Decrease (Increase) in intangibles                                         2,481                   0
         (Decrease) Increase in accounts payable
              and accrued expenses                                                 77,876             440,084
         (Decrease) Increase in deferred compensation                                   0             (45,436)
         (Decrease) Increase in deferred revenue                                        0               2,349
                                                                            -------------        ------------
         Total Adjustments                                                        412,895              14,733
                                                                            -------------        ------------
         Net cash used in operations                                          ($1,805,359)        ($1,820,112)
                                                                            -------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of intangibles                                                        0              (2,597)
         Purchase of furniture and equipment                                     (374,576)            (26,247)
                                                                            -------------        ------------
         Net cash used in investing activities                                   (374,576)            (28,844)
                                                                            -------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of debt                                                         622,073             100,000
         Payments on capital leases, net                                                0            (102,781)
         Payments on long term debt                                                     0            (162,000)
         Sale of stock                                                          1,588,161           2,060,799
                                                                            -------------        ------------
         Net cash provided by financing activities                              2,210,234           1,896,019
                                                                            -------------        ------------
         Net change in cash and cash equivalents                                   30,299              47,064
                                                                            -------------        ------------
         Cash and cash equivalents at beginning of year                            54,348               7,284
                                                                            -------------        ------------
         Cash and cash equivalents at end of year                           $      84,647        $     54,348
                                                                            =============        ============
         Supplemental cash flows disclosures:

              Income tax payments                                           $         800        $      1,600
                                                                            -------------        ------------
              Interest payments                                                  ($21,675)       $     80,346
                                                                            -------------        ------------
              Non cash investing and financing
                  Addition of equipment on capital leases                   $     147,079        $    359,822
                                                                            -------------        ------------

 The accompanying notes are an integral part of these consolidated financial statements

                            ACCESSPOINT CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             SIX MONTHS ENDED JUNE 30, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                                                               JUNE 30           DECEMBER 31
                                                                2000               1999
                                                            ------------        ------------
Retained (deficits)
         Balance at beginning of period                      ($2,611,238)          ($776,393)
         Net income (loss)                                    (2,218,254)         (1,834,845)
                                                            ------------        ------------
         Balance at end of period                             (4,829,492)         (2,611,238)
                                                            ------------        ------------
Preferred Stock, par value $.001 (thousand of shares)
         Balance at beginning of period                                0                   0
         Preferred Stock Issued                                        0                   0
                                                            ------------        ------------
         Balance at end of period                                      0                   0
                                                            ------------        ------------
Common stock, par value $.001 (thousands of shares)
         Balance at beginning of period                           14,832              14,576
         Common stock issued in acquisitions                          65                   0
         Common stock issued                                         688                 256
                                                            ------------        ------------
         Balance at end of period                                 15,585              14,832
                                                            ------------        ------------
Additional paid in capital
         Balance at beginning of period                        2,315,265             292,176
         Sale of common stock                                  1,587,473           2,023,089
                                                            ------------        ------------
         Balance at end of period                              3,902,738           2,315,265
                                                            ------------        ------------
Total stockholders' equity at end of period                    ($911,169)          ($281,141)
                                                            ============        ============

 The accompanying notes are an integral part of these consolidated financial statements

                            ACCESSPOINT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        SIX MONTHS ENDED JUNE 30, 2000



Note A - Nature of Activities
         --------------------

     Incorporated in the State of Nevada, Accesspoint Corporation ("the Company") is a "C" Corporation as organized under the Internal Revenue Code. Accesspoint Corporation was founded in 1995 and provides managed Internet based solutions for servicing the physical (in store) and virtual (Internet) sides of each business with solutions for secure payment processing, credit verification, identity verification, risk management, e-commerce and e-marketing services to thousands of merchants worldwide. The company is a player among an emerging new breed of service companies called Application Service Providers (ASP).

     The Company focuses on providing turnkey electronic commerce (e-commerce) services to small and midsize business. As a result, the Company developed Merchant Manager(C), an e-commerce and merchant banking solution for small businesses seeking to engage in business-to-business and business-to-consumer e-commerce. The Company also developed Transaction Manager(C) for small and midsize businesses who need transaction processing capabilities.

     The Companys' subsidiary, Processing Source International, has established in-house processing divisions in Chicago, IL complete with merchant account underwriting and risk management capabilities. By providing credit card settlement services as a member processor in the Visa/MasterCard network, Processing Source generates revenues on the margins that exist between the buy and sell rates for underwriting these transactions. This new division will have the capacity to provide merchant account underwriting services to hundreds of sales groups across the country, who offer merchant banking services to nearly 10,000,000 small to medium enterprises throughout America.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000



Note B - Summary of Significant Accounting Policies
         ------------------------------------------

     Unaudited Interim Financial Information
     ---------------------------------------
     The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustment and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statement should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report for the year ended December 31, 1999.

     Revenue Recognition
     -------------------
     The Company recognizes revenue from; licensure of its software products, providing Internet access, hosting of Internet web sites, leasing of credit card equipment, commissions on the sale of credit card processing services and transaction fees related to the use of its software and credit card processing products.

     Revenue from software and hardware sales and services are recognized as products are shipped, downloaded, or used.

     The Company reports income and expenses on the accrual basis for both financial and income tax reporting purposes.

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of J.S.J. Capital III, Inc., Yamahamas, Inc. (subsequently renamed Accesspoint Corporation), Accesspoint Corporation, Inc. (subsequently dissolved), Black Sun Graphics and its wholly owned subsidiary Processing Source International ("PSI"). All material and immaterial intercompany accounts and transactions have been eliminated in consolidation.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000


Note B - Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

     Risks and Uncertainties
     -----------------------
     The Company is subject to substantial risks from, among other things, intense competition in the Internet industry in general and the provisions of Internet access specifically, other risks associated with the Internet industry, financing, liquidity requirements, rapidly changing technology, limited operating history, and the volatility of public markets.

     Estimates
     ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

     Allowance for Doubtful Accounts
     -------------------------------
     The Company has made an allowance for doubtful accounts for trade receivables.

     Fixed Assets
     ------------
     Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

          Furniture and Fixtures   5 years
          Equipment                5 years
          Hardware and Software    3 years

     Inventory
     ---------
     Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of June 30, 2000, inventory consisted only of finished goods.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000



Note B - Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

     Cash and Cash Equivalents
     -------------------------
     The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

     Concentration of Credit Risk
     ----------------------------
     Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable are generally diversified to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company actively evaluates the creditworthiness of the customers with which it conducts business.

     Advertising
     -----------
     Advertising costs are expensed in the year incurred.

     Loss Per Share
     --------------
     Loss per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

     Stock-based Compensation
     ------------------------
     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

     Impairment of Long-Lived Assets
     -------------------------------
     The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000

Note B - Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

     New Accounting Pronouncements
     -----------------------------
     In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issues 00-2, "Accounting for Web-Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarter beginning after June 30, 2000. The Company does not expect the adoption of this consensus to have a material impact on its financial position or results of operations.

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, "Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board (APB) No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 cover events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000 the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. The Company does not expect FIN 44 to have a material effect on its financial position or results of operations.

     In May 2000, the EITF reached a consensus on EITF Issue 00-14, "Accounting for Certain Sales Incentives." This consensus provides guidance on the recognition, measurement, and income statement classification for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. This consensus must be adopted no later than October 1, 2000. The Company does not expect that adoption of this consensus to have a material impact on its financial position or results of its operations.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000


Note B - Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

     New Accounting Pronouncements
     -----------------------------
     In July 2000, the EITF reached a consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company already classifies shipping charges to customers as revenue. The EITF did not reach consensus with respect to the classification of costs related to shipping and handling incurred by the seller. The Company classifies inbound and outbound shipping costs and the cost of tangible supplies used to package product for shipment to customers as cost of sales. The Company does not currently impose separate handling charges on customers and classifies costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking packaging and preparing customers' order for shipment and responding to inquiries from customer) and credit card fees as general and administrative expense.

Note C - Business Combinations
         ---------------------

     In April 2000 the Company completed the acquisition by JSJ Capital III, Inc. (a Nevada Corporation), with Accesspoint as the surviving corporation. The separate existence of JSJ Capital III ceased as of the date of completion of the acquisition. All issued and outstanding shares of JSJ Capital III were converted into the right to receive shares of Accesspoint upon completion of the acquisition. The transaction has been accounted for as a reverse acquisition. The transaction is a merger of a public nonreporting operating company (old Accesspoint) into a non-operating reporting public shell corporation with nominal assets. The owners of Accesspoint obtained operating control of the combined company after the transaction. This transaction has been recorded as a capital transaction, rather than a business combination, equivalent to the issuance of stock by the public nonreporting company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible has been recorded.

     In May 2000 the Company completed the acquisition of Black Sun Graphics, Inc. (a California corporation), and accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $350,000, comprised of 70,000 shares in restricted common stock. Goodwill is being amortized over periods not exceeding forty years. As a result of the nature of the assets and liabilities of the business acquired, there were no material identifiable intangible assets.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000



Note D - Cash
         ----

     The Company maintains its cash balances at banks located in Anaheim, California, San Diego, California and Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2000, there was no uninsured portion of the balances held at the banks.

Note E - Fixed Assets
         ------------

     Fixed assets consist of the following:

          Furniture and fixtures                       $   63,364
          Leasehold improvements                           28,541
          Office equipment                                226,274
          Computer hardware and software                  852,985
                                                       ----------
                                                        1,171,164
          Accumulated depreciation and amortization      (494,662)
                                                       ----------
          Total                                        $  676,502
                                                       ==========

     At June 30, 2000 included in fixed assets are costs of $699,314 of assets recorded under capital leases.

     For the six months ended June 30, 2000, included in accumulated depreciation is $190,408 recorded on assets under capital leases.

Note F- Commitments and Contingencies
        -----------------------------

     Capital Leases - The Company leases certain machinery and equipment under capital leases. Future minimum rental payments, under capital leases are:

          2001                    $278,670
          2002                     265,120
          2003                     144,882
          2004 and thereafter       14,866

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000


Note F- Commitments and Contingencies (continued)
        -----------------------------------------

     Operating Leases - The Company leases certain of its facilities and equipment under non-cancelable operating leases. Future minimum rental payments, under leases that have initial or remaining non-cancelable lease terms in excess of one year are:

          2000            $350,711
          2001              73,142
          2002              34,158
          2003              29,145
          2004                 340

     Rent expense for the six months ended June 30, 2000 was $173,178.

Note I - Debt
         ----

     As of June 30, 2000, the Company had notes payable outstanding in the aggregate amount of $359,688. Payable to a corporation, 5% per annum, Due April 2002

Note J - Compensated Absences
         --------------------

     The Company has a multi-tier vacation leave policy. Executive employees earn annual vacation leave at the rate of fifteen (15) days per year, accrued biweekly. Management employees earn annual vacation leave at the rate of ten (10) days per year, accrued biweekly. Line employees earn annual vacation leave at the rate of five (5) days per year, accrued biweekly. At termination, employees are paid for any accumulated annual vacation leave. As of June 30, 2000 the vacation liability totaled $37,888.

Note K - Subsequent Events
         -----------------

     Subsequent to the six months ended June 30, 2000, the Company received a loan from a shareholder in the amount $50,000, 8% per annum, due on demand, to be used for general operating purposes.

     Subsequent to the six months ended June 30, 2000, the Company received a loan from a corporation in the amount of $16,500, 8% per annum, due on demand, to be used for general operating purposes.

     Subsequent to the six months ended June 30, 2000, the Company received a loan from a corporation in the amount of $25,000, 8% per annum, due on demand, to be used for general operating purposes.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        SIX MONTHS ENDED JUNE 30, 2000



Note L - Related Party Transactions
         --------------------------

     Throughout the history of the Company, certain members of the Board of Directors, members of the immediate family of management, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

Note M - Income Taxes
         ------------

     Total Federal and State income tax expense for the six months ended June 30, 2000 is $800. This represents the minimum annual tax liability under California tax code. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the six months ended June 30, 2000, there is no difference between the federal statutory tax rate and the effective tax rate. At June 30, 2000 the Company had available net operating loss carry- forwards of $1,792,600 respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

Note N - Segment Reporting
         -----------------

     The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. As previously reported, the Company does not meet the threshhold limit for segment reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2. Changes in Securities and Use of Proceeds

     On April 4, 2000 we sold 27,000 shares of common voting stock to Edmund Faison, Jr., an individual. The shares were sold at a price of $5.00 per share for a total purchase price of $135,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Faison acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Faison.

     On April 15, 2000 the we sold 300,000 shares of common voting stock to Starlight International Holdings Limited ("Starlight"). The shares were sold at a price of $3.50 per share for a total purchase price of $1,050,000.00. We did not publicly offer any securities and no underwriter was utilized. We paid a finder's fee of $42,000.00 and a commission of $63,000.00 in connection with the above sale. We issued a total of 20,000 warrants for the purchase of our common stock in conjunction with the sale, as discussed below (4,000 warrants to Pacific Continental Securities Corporation, 8,000 Warrants to Paul T. Chan and 8,000 Warrants to Norman C. Kristoff). We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Starlight is a non U.S. company and neither Starlight nor any person or entity for whom Starlight was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale.

     On May 1, 2000 (and made effective for valuation purposes as of April 7, 2000) we entered into an agreement with Black Sun Graphics, Inc. a California corporation ("BSG"), whereby we acquired all of the outstanding shares of BSG in exchange for 70,000 shares of our common voting stock. The total purchase price for the BSG shares was deemed to be $350,000.00. For purposes of this transaction, our shares were valued at $5.00 per share. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. The shareholders of BSG acquired our shares for their own account for investment with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the shareholders of BSG.

     On May 2, 2000 we issued to Bas Mulder 3,400 options to purchase our common stock at an exercise price of $4.75 per share. On the same date we also issued 2,000 options to Richard Calkins, 1,900 options to Brad Martin, 1,280 options to Jeffrey S. Robinson and 1,280 options to Arturo Leon, all at an exercise price of $4.75 per share. The options were issued as employee incentive awards under our 1999 Stock Incentive Plan. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to
Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to
Section 25102(f) of the California Corporations Code. The above persons acquired the options for their own account for investment with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the options. The options were issued in a private transaction, which was not part of a distribution of options or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the above persons.

     We issued 5,000 shares of common voting stock to Lincoln Trust Co, Cust FBO & Scott Deitler, 5,000 shares of common voting stock to James Toot, and 5,000 shares of common voting stock to Jeff Ploen, on May 5, 2000. The above shares were issued as part of the purchase price for the shares of J.S.J. Capital III, Inc. The issuance resulted in no proceeds to us. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. The above persons acquired the shares for their own account for investment with no then present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares.

     On May 16, 2000, in conjunction with the sale of shares to Starlight, we issued 4,000 warrants for the purchase our common stock to Pacific Continental at an exercise price of $6.00 per share. The warrants may be exercised at any time from the date of issuance until May 16, 2005. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Pacific Continental acquired the warrants for its own account for investment with no then present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the warrants. The warrants were issued in a private transaction, which was not part of a distribution of warrants or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Pacific Continental.

     On May 16, 2000, in conjunction with the sale of shares to Starlight, we issued 8,000 warrants for the purchase our common stock to Paul T. Chan at an exercise price of $6.00 per share. The warrants may be exercised at any time from the date of issuance until May 16, 2005. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Chan acquired the warrants for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the warrants. The warrants were issued in a private transaction, which was not part of a distribution of warrants or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Chan.

    On May 16, 2000, in conjunction with the sale of shares to Starlight, we issued 8,000 warrants for the purchase our common stock to Norman C. Kristoff at an exercise price of $6.00 per share. The warrants may be exercised at any time from the date of issuance until May 16, 2005. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Kristoff acquired the warrants for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the warrants. The warrants were issued in a private transaction, which was not part of a distribution of warrants or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Kristoff.

Item 3. Defaults upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits and Reports on Form 8-K

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

        (a)  Exhibits:

             1.1  * Edmund Faison, Jr. Stock Purchase Agreement
             1.2  * Starlight International Holdings, Ltd. Stock Purchase
                  Agreement
             1.3  * Black Sun Graphics, Inc. Plan and Agreement of
                  Reorganization
             1.4 * Option to Purchase Common Stock of Accesspoint Corporation - Bas Mulder
             1.5 * Option to Purchase Common Stock of Accesspoint Corporation - Richard Calkins
             1.6 * Option to Purchase Common Stock of Accesspoint Corporation - Brad Martin
             1.7 * Option to Purchase Common Stock of Accesspoint Corporation - Jeffrey S. Robinson
             1.8 * Option to Purchase Common Stock of Accesspoint Corporation - Arturo Leon
             1.9  * Warrant to Purchase Common Stock of Accesspoint
                  Corporation - Pacific Continental Securities Corporation
             1.10 * Warrant to Purchase Common Stock of Accesspoint
                  Corporation - Paul T. Chan
             1.11 * Warrant to Purchase Common Stock of Accesspoint
                  Corporation - Norman C. Kristoff

        (b) We filed a report on Form 8-K/A on April 17, 2000 (Commission File No. 000-29217) which included Consolidated Financial Statements for the years ended December 31, 1999 and 1998. The Form 8-K/A contained items reported pertaining to acquisition or disposition of assets. Exhibits on Form 8-K:

             10.1 ** Articles of Merger of Accesspoint Corporation and J.S.J.
                  Capital III, Inc.
             10.2 ** Agreement and Plan of Merger between Accesspoint
                  Corporation and J.S.J. Capital III, Inc.


        *  Attached to this Form 10-QSB.

        ** Incorporated by reference to the similarly numbered exhibit to the Current Report on Form 8-K/A filed by us on April 17, 2000 (Commission File No. 000-29217).

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         ACCESSPOINT CORPORATION

Dated: August 17, 2000                   By: /s/ Tom M. Djokovich
                                         -----------------------------------
                                         Tom M. Djokovich,
                                         Chairman of the Board and
                                         Chief Executive Officer


                                         By: /s/ James W. Bentley
                                         -----------------------------------
                                         James W. Bentley,
                                         President