Form 10KSB
period 1999-04-11
ACCESSPOINT CORP /NV/
filed 2000-08-30
CIK 1104174

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
                         Transitional Report Pursuant to
                       the Securities Exchange Act of 1934


        For the period from Inception, October 6, 1999, to April 11, 2000
                        Commission file number 000-29217


                            J.S.J. CAPITAL III, INC.
                            ------------------------
                                 (Former Name)

                             ACCESSPOINT CORPORATION
                             -----------------------
                                   (New Name)

       Nevada                                         84-1522581
-------------------------                         --------------------
(State of incorporation)                          (I.R.S. Employer
                                                  Identification No.)

                 38 Executive Park, Suite 350, Irvine, CA 92614
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:  (949)852-8526

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None

                 Name of each exchange on which registered: N/A

           Securities registered pursuant to Section 12(g) of the Act:

                  Title of each class: $0.0001 par value Common

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                      Yes              No  X
                         -----           ------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.        X
                       -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                   ___X___ Yes                _______ No


Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 12, 2000: $0

Number of outstanding shares of the registrant's no par value common stock, as of April 12, 2000: 672,000.

                                     PART I


Item 1.  Description of Business.
         ------------------------

General
--------

     The Company was incorporated under the laws of the State of Nevada on October 6, 1999 and is in the early developmental and promotional stages. To date the Company's activities have been organizational ones, directed at developing its business plan and raising its initial capital. The company has no commercial operations as of date hereof. The company has no full-time employees and owns no real estate.

     At year end, the Company is a "shell" company and its only current business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. The acquisition of a business opportunity may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has no capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     On April 12, 2000, the Company completed a merger as described in a Form 8-K dated April 17, 2000 with Accesspoint Corporation, Inc., a California Corporation. This report is being filed to conform the merged companies financial reporting period to a calendar year end and to reflect and disclose the financial position of J.S.J. Capital III, Inc. up to the date of the merger, April 12, 2000.

     Pursuant to an Agreement and Plan of Merger (the "Merger Agreement") dated as of April 12, 2000 between the registrant, J.S.J. Capital, III, Inc., a Nevada corporation ("J.S.J.") and the registrant's parent corporation, Accesspoint Corporation, a Nevada corporation ("Accesspoint"), all the outstanding shares of common stock of J.S.J. were exchanged for an equal number of shares of common stock of Accesspoint which were then cancelled and returned to the authorized but unissued shares of Accesspoint in a merger transaction in which Accesspoint was the surviving corporation. Pursuant to the merger J.S.J. was the disappearing corporation and Accesspoint as the surviving corporation has elected 12g-3 successor issuer status. The merger was accomplished pursuant to
Section 92A.180 of the Nevada Revised Statues pertaining to the merger of subsidiary corporations into parent corporations.

     The Merger Agreement was adopted by the unanimous consent of the Board of Directors of both Accesspoint and J.S.J on April 12, 2000. No approval of the shareholders of Accesspoint was required under applicable state corporate law. No other approval of the owners of any constituent corporation was required under applicable state corporate law. Accesspoint and J.S.J. complied in all respects with the provisions of Nevada Revised Statute 92A.180 pertaining to the merger of subsidiary corporations into parent corporations.

     Prior to the merger, J.S.J. had 672,000 shares of common stock outstanding which shares were owned by Accesspoint and, pursuant to the merger, exchanged for 672,000 shares of common stock of Accesspoint and immediately cancelled and returned to the authorized but unissued shares of Accesspoint.

     Prior to the effectiveness of the Merger Agreement, Accesspoint had an aggregate of 14,964,182, shares of common stock, par value $.001, issued and outstanding, and no shares of preferred stock outstanding, $.001 par value. Upon effectiveness of the merger, the number of shares of common stock issued and outstanding remained unchanged.

     The officers of Accesspoint continue as officers of Accesspoint subsequent to the Exchange Agreement. See "Management" below. The officers, directors, and by-laws of Accesspoint will continue without change.

     For a complete synopsis of the business plan of Accesspoint Corporation, the reader is referred to the Form 8-K/A as filed for Accesspoint corporation on April 17, 2000.

Employees
----------

     Up to date of merger,  the  Company  was a  development  stage  company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. There is no current plan under which, remuneration may be paid to or accrued for the benefit of, the Company's officers prior to, or in conjunction with, the completion of a business acquisition for services actually rendered, and the company has adopted a resolution and policy which precludes payment of any compensation or finder's fees to officers or directors. See "Executive Compensation" and under "Certain Relationships and Related Transactions."

Item 2.           Property
-------------------------------

     The Company has offices at 38 Executive Park, Suite 350, Irvine, California 92614. The company owns no real property.

Item 3.           Legal Proceedings
------------------------------------

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at date of this report.

Item 4.           Submission of Matters to a Vote of Security Holders
----------------------------------------------------------------------

     No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

Item 5.           Market for Registrant's Common Equity and Related  Stockholder
                  Matters
--------------------------------------------------------------------------------

     As of the date of this report, there has been no trading or quotation of the Company's common stock. The range of high and low trade quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows

                                 2000                   High          Low
                           First quarter                 *             *

                                 1999                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1998                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

                                 1997                   High          Low
                           First quarter                 *             *
                           Second quarter                *             *
                           Third quarter                 *             *
                           Fourth quarter                *             *

* No quotations

     The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of April 11, 2000, there were 3 record holders of the Company's common Stock prior to merger with Accesspoint Corporation.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

                 Financial Condition and Changes in Financial Condition
--------------------------------------------------------------------------------

     No operations were conducted and no operating revenues were generated in the period from inception to April 12, 2000. The Company had no income from inception to April 12, 2000, except interest. The Company at period end had cash of $3,301, and no other assets. The Company at year end was illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

Transitional Report
-------------------

     The Company elected to use a calendar year for accounting purposes due to its merger with Accesspoint Corporation on April 12, 2000. Accesspoint uses a normal calendar year for accounting.

Results of Operations for the period ended April 12, 2000 from Inception, October 6, 1999
--------------------------------------------------------------------------------

     The Company incurred expenses totalling $4,701 in 1999 from inception April 12, 2000. The Company had no operations in for theperiod from inception to April 12, 2000 and only $52 in interest income. The net loss from inception to April 12, 2000 was ($4,649). The net loss per share was less than ($.01) for the period from inception to April 12, 2000. A continuation of the trend of net losses should be expected to continue in the future until profitable operations are achieved.

     Liquidity & Capital Resources
     -----------------------------

     The company had nominal cash at period end April 12, 2000, prior to merger, $3,301, and no other capital resources. The company will be dependent on its shareholders for loans for expenses, and has no capital availability except through private sales of treasury stocks, none of which has been arranged.

Item 7.           Financial Statements and Supplementary Data
--------------------------------------------------------------

                  Please refer to pages F-1 through F-10.


Item 8.           Changes  in  and  Disagreements  on  Accounting and  Financial
                  Disclosure
--------------------------------------------------------------------------------

     AJ. Robbins, P.C., Certified Public Accountants and Consultants, were retained in 1999 as auditors for the Company for the period ended April 12, 2000.

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountants' reports on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                                    PART III

Item 9.           Directors  and  Executive  Officers   of  the  Registrant  and
                  Compliance with Section 16(a)
--------------------------------------------------------------------------------


         The directors and executive officers currently serving the Company are as follows:

NAME                             POSITION HELD                TENURE

Scott A. Deitler*                President and Director       Annual since 1999

James W. Toot*                   Secretary, Treasurer         Annual since 1999
                                 and Director

Jeff P. Ploen*                   Director                     Annual since 1999

* These officers and Directors resigned at April 11, 2000, at the time of the business combination with Accesspoint Corporation See 8-K/A dated April 17, 2000.

         The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis, but less than 20 hours per month. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

BIOGRAPHICAL INFORMATION

     SCOTT A. DEITLER, age 43, President and director since inception, received a B.A. in Business and Conservation from the University of Colorado in 1978. From 1987 to 1995, he was President and a director of Colorado Coin Co., in Boulder, Colorado. From 1993 to 1998, he was President of Ulta Travel, Inc., a travel agency. He is President and Director of J.S.J. Capital Corp. (1999),
J.S.J. Capital II, Inc. (1999), J.S.J. Capital III, Inc. (1999), Marathon Marketing Corp. (1999), Advanced Ceiling Supplies, Inc. (1997, Cross Check Corp.
(1997), all of which are shell companies without specific business, but which are seeking an acquisition or merger.

     JAMES W. TOOT, age 44, Secretary and director since 1999. Mr. Toot was a licensed securities representative from 1981 to 1996. From 1986 to 1990, he was a Vice President of Rocky Mountain Securities, Inc. From 1990 to 1994, he was a Vice President of Cohig & Associates, Inc., a broker/dealer. From 1994 to 1996, he was Vice President of Rocky Mountain Securities, Inc. Since 1997, he has been Secretary and director of J.S.J. Capital Corp. (1999), J.S.J. Capital II, Inc.
(1999), J.S.J. Capital III, Inc. (1999), Marathon Marketing Corp. (1999), Advanced Ceiling Supplies, Inc. (1997, Cross Check Corp. (1997), all of which are shell companies without specific business, but which are seeking an acquisition or merger.

         JEFF P. PLOEN, age 49, is a director and Treasurer of the Company since 1999. He received a B.S. in Business Administration from the University of Florida. He was Branch Manager of Neidiger Tucker Bruner, Inc. (1990 to 1992) and Branch Manager of Cohig & Associates, Inc. (1992 to 1993). He was a licensed securities representative from 1972 to 1994. He was C.E.O. of Tamarron Investments, Inc. from 1993 to 1995. He has been President and a Director of J. Paul Consulting Corp. since 1995. He has been a director and Treasurer of J.S.J. Capital Corp. (1999), J.S.J. Capital II, Inc. (1999), J.S.J. Capital III., Inc.
(1999), Cross Check Corp. (1997-1999), and Marathon Marketing Corp. (1999), all of which are shell companies without specific business, but which are seeking an acquisition or merger.

     The Company has new officers and directors as a result of its merger with Accesspoint Corporation on April 12, 2000.

        Tom M. Djokovich, Chairman and CEO

     Mr. Djokovich is the founder of the Company and served as Chairman of the Board and Chief Executive Officer from inception until October 1997. Tom M. Djokovich is married to Tamara A. Djokovich who serves as a Director of the Company. Mr. Djokovich was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Prior to establishing the Company, Mr. Djokovich was the owner and operator of TMD Construction and Development, a real estate construction and development management company he founded in 1979. TMD provided commercial, industrial and custom residential construction services as a licensed contractor in California, including effective cost management of multimillion-dollar projects incorporating hundreds of employees, subcontractors and international materials acquisition. Mr. Djokovich was responsible for the direct management of projects, operations and client development. In 1994, the concrete industry awarded Mr. Djokovich their highest recognition for "Best Custom Home Project" in their national and international competitions. Mr. Djokovich has also provided construction management and real estate deposition services as a court appointed receiver, consulting on 15 projects to date.

        James W. Bentley

     Mr. Bentley serves as the Company's President and as a member of the Company's Board of Directors. James W. Bentley is married to Mary Ann Bentley who serves as the Company's Operations Manager and Vice President. Mr. Bentley was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Mr.Bentley also serves as Chairman of the Board for Bentley Simonson, an independent oil and gas production and exploration company he co- founded in 1987. Prior to joining the Company, Mr. Bentley was a consulting engineer for Little Chemical Company, a specialty chemical company, from 1992 to 1996. In 1992, Mr. Bentley founded Bentley Marine Video, a technology company which supplied the U.S. military with computer hardware, underwater video and night vision technology, where his flagship product received the Testers Choice Award from Scuba Diver Magazine. Bentley Marine Video was recently sold by Mr. Bentley.

     In 1988, Mr. Bentley co-founded Quest Marine Video, a manufacturer of underwater video equipment, serving as its Chairman of the Board and Chief Executive Officer until its sale in 1992. In 1971, Mr. Bentley founded Bentley Ranches, Inc., a 50,000-acre cattle ranch with interests in cattle, hay and timber, serving as its President until its sale in 1993. From 1963 to 1970, Mr. Bentley helped his father launch Bentley Laboratories, a medical device manufacturer, which went public in 1969 and was subsequently sold to American Hospital and Supply in 1980.

        Tamara A. Djokovich

     Mrs. Djokovich was elected to the Board of Directors on March 19, 1999 and her term expires at the next election of Directors. Tamara A. Djokovich is married to Tom M. Djokovich who serves as a Chairman of the Board of Directors, Chief Executive Officer and Secretary of the Company. Mrs. Djokovich currently serves as the Assistant City Attorney for the City of Santa Ana, working primarily with the Public Works Agency, specializing in construction law and solid waste law. From 1991 to 1994, Mrs. Djokovich served as General Counsel for the Central Orange County Fixed Guideway Agency. Prior to working for the City of Santa Ana, Mrs. Djokovich was an Associate Attorney for the Law Offices of Bowie, Arneson, Kadi & Dixon, where she represented various water and school districts throughout Southern California. Mrs. Djokovich holds a Bachelor's Degree from the University of California, Irvine, and a Law Degree from Western State University.

        Alfred Urcuyo

     Mr. Urcuyo was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Mr. Urcuyo is a successful entrepreneur and business executive. In 1999, Mr. Urcuyo founded Processing Source International (PSI) to provide merchants with fully integrated, one-stop-shop e-commerce solutions. He successfully negotiated strategic alliances with Internet companies such as Sage Networks, IdeaCenter and Las Vegas Internet. Prior to founding PSI, Mr. Urcuyo, recognizing the tremendous market opportunities in the transaction processing industry, founded Cardservice America as an independent agent of Cardservice International. In the first year, his company produced the second highest sales of debit transactions in the nation for Cardservice International. In 1997, Mr. Urcuyo founded Home Loan Mortgage and within one year, he successfully sold the business. In 1996, Mr. Urcuyo founded Marketplace Consulting, Inc. Marketplace Consulting served several major clients, such as Peter Foy & Associates, whose client list includes J.D. Power & Associates, Dewey Pest Control, and Hughes Supermarkets. In 1992, Mr. Urcuyo joined Southern California Construction Consultants as General/Sales Manager. He recruited a sales staff of over 60 people and helped build a successful home improvement company. In 1988, Mr. Urcuyo entered into a distribution agreement with Multi-Flavor, a small manufacturer of yogurt machines. Over the next four years, he built a successful national sales distribution organization and increased sales over 600%. Prior to Multi- Flavor, Mr. Urcuyo joined Poolsaver, an Anthony Industry company, where he set several sales records and was offered the position of General Manager for the Northern California Division.

        Mark Deo

     Mr. Deo serves as a member of the Company's Board of Directors. Mr. Deo was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Mr. Deo also has served as a consultant to the Company since June 1998. He is the founder and senior partner in I.T. Advertising, a full service marketing and management firm founded in 1991. Mr. Deo assists clients in strategic planning and direction in both marketing and management. In addition he was senior VP of The Elite Group, an international marketing and management consulting group. With the Elite Group, Mr. Deo led the consulting relationship for American Express and consulted the Yamaha Corporation in their Hamamatsu offices. Mr. Deo is also a dual course instructor for Dale Carnegie training worldwide.

        George Taggart

     Mr. Taggart brings over 20 years of professional sales experience to the Company. In 1998, Mr. Taggart assisted in establishing Cardservice America as a premier agent office for Cardservice International. He was responsible for company personnel, including sales force and administrative staff. He was also responsible for shaping company's direction, vision and its implementation. Mr. Taggart helped establish the company as the number two office for debit sales corporate wide, and helped maintain Cardservice America within the top 20 agent office out of 200 offices nationwide in the last quarter. Prior to Cardservice America, Mr. Taggart was employed with Applied Graphics Technologies, who provided Digital Imaging at amusement parks, theme restaurants, movie premiers and entertainment gatherings. He was hired in as Manager, Nationwide Sales for their Amusematte Division, where his primary responsibilities included marketing, collaterals and management of their sales force.

        Dave Vargha

     Mr. Vargha brings to the Company over 15 years of extensive sales management expertise. Mr. Vargha, previously an employee of Processing Source International (PSI), who helped in the formation of PSI, recently became an employee of the Company as Vice President of Business Development. Prior to PSI, Mr. Vargha was acting Chief Financial Officer and Vice President of Operations for Cardservice America, a merchant bankcard sales organization. From 1994 to 1997, Mr. Vargha started and ran his own painting and home improvement business, Home Improvement Specialists. Mr. Vargha holds a Bachelor's Degree from the University of California, Santa Barbara.

        C.     BACKGROUND AND EXPERIENCE - KEY MANAGEMENT

        Dan M. Baer, Vice President, Network Engineering

     Mr. Baer joined the Company as Vice President, Network Engineering in October 1997. Prior to joining the Company, Mr. Baer co- founded InfoQuick, Inc., an Internet information service company, serving as Director of Research and Development and principal network engineer. From 1989 to 1996, Mr. Baer served as Assistant Manager of Software Design for the Canon Corporation, providing management and software development services and was the principal designer for several patents on firmware. From 1987 to 1989, he was a staff engineer in the advanced product development group for Epson America. From 1983 to 1987, Mr. Baer was a software engineer with Star Micronics Research Laboratories. During his career, Mr. Baer has also served as a consultant for various companies in the areas of network design and software development. Mr. Baer has patented commercial messaging technology for the Internet.

        Kyle Waltz, Vice President, Software Engineering

     Mr. Waltz Senior joined the Company as Senior Programmer in June 1996. Since that time, he has established himself as a team leader and an integral part in the development of the Merchant Manager system. Mr. Waltz has extensive knowledge and background in the areas of HTML, DHTML, ASP, COM, data base programming and various programming languages necessary for product development within the Company's core group of business offerings. Mr. Waltz has successfully completed courses in Object Oriented C++, Visual Basic, Data Structures and ADA.

        Richard B. Anderson

     Mr. Anderson brings over six years of senior accounting and financial experience to Accesspoint. Prior to joining the Company, he held a senior financial position for Rainmaker Systems, Inc., where he was an integral part in their Initial Public Offering due diligence process associated with the filing of their S-1 document with the Securities and Exchange Commission. Mr. Anderson has extensive experience in both financial reporting and analysis. Prior to working for Rainmaker Systems, he was a Financial Analyst for Computer
Marketplace, Inc. Mr. Anderson received his Bachelor's Degree in Finance from Arizona State University.

        Travis Williams

     Mr. Williams came to Accesspoint from AT&T Wireless Services where he had been a Customer Care Supervisor in a state-of-the-art call center of 400 employees for nearly five years. While with AT&T, Mr. Williams completed extensive courses and training in the management of customer relation services. He also worked in customer service management for Nintendo of America for several years. Mr. Williams holds an MBA from the University of Phoenix.

        Tom Maresh

     Mr. Maresh has been employed by the Company for over three years and is directly responsible for the development of the Company's technical service expertise. During his tenure with the Company, Mr. Maresh developed technical support systems credited for reducing support incident duration and increased accuracy of the Company's technical knowledge base. Mr. Maresh posses an extensive knowledge of various aspects of Internet and network services and assists in the training programs for all new Company support personnel. Mr. Maresh holds a Bachelor's Degree in Psychology from the University of California at Santa Cruz.

        Mary Ann Bentley, Vice President and Operations Manager

     Mary Ann Bentley is married to James W. Bentley, the Company's President. Prior to joining the Company, Mrs. Bentley served as the accounting manager and inventory control manager for Bentley Marine Video, an underwater video technology company, from 1992 to 1997. In 1982, Mrs. Bentley went back to school and earned a nursing degree in 1986. From 1971 to 1981, Mrs. Bentley served as the accounting manager for Bentley Ranches, a 50,000-acre cattle ranch with interest in cattle, hay and timber. While on the ranch, Mrs. Bentley was very active in the community by earning an EMT I (emergency medical technician), volunteering as an ambulance driver, and organizing and acting as president of the cooperative preschool in the ranching community.

        E.     BOARD OF ADVISORS

     The Board of Advisors advises the Company's management team, with respect to technological and commercial issues concerning the Company's areas of interest. The Company's practice has been, and is expected to continue to be, to consult with members of the Board of Advisors on an individual basis as needed. All of the members of the Board of Advisors have entered into confidentiality agreements with the Company, and subject to this constraint, the Board of Advisors are entitled to accept employment with, or provide consulting services to others, including competitors or potential competitors of the Company.

        Toby Parrish

     Mr. Parrish is the Vice President of Industry Services for Equifax Inc. an e-commerce corporation that delivers authentication, e-commerce consulting, digital certificates, PKI, and encryption solutions to numerous technology, Internet, telecommunications, insurance, and on-line auction companies. Prior to Equifax Inc., Mr. Parrish was with Epoch Internet, the nations largest privately held Internet backbone provider as the Director of Network Operations and Customer Service, responsible for e- commerce consulting, mergers and acquisitions, product inventions, development process review, deal reviews, account management, project management, telecom, network operations, firewall/security and customer engineering. Prior to Epoch Internet, Mr. Parrish was with The Walt Disney Company as the Sr. Manager of end user computing and Financial Systems support group, managing employees on six continents responsible for defining and implementing the information services support strategy for the Consumer Products Division and it's 20,000 employees. Supporting legal, finance, records, books, domestic/international video, human resources, classics, stores, information systems, and executive. Prior to The Walt Disney Company, Mr. Parrish was with Bugle Boy Industries as the Manager of Information Services Support managing a quality team of support professionals responsible for defining and implementing support strategies for Bugle Boy Industries 260-store retail division and its 3,500 employees. Areas of functional focus include call center, POS, credit card processing, MIS, desktop support, LAN/WAN, sales audit, loss prevention, P&L, end user help desk, quality assurance, project management, telecom, and data entry. Mr. Parrish has 15 years of in-depth operations experience within multiple cultures, platforms, professions, and a proven ability to lead teams of experienced professionals that provide sales, e-commerce, internet, financial and technical services from start-ups to large corporations where Internet, I.S., and financial services are critically important.

        Greg S. Tolleson, CPA

     Mr. Tolleson is the managing partner of Tolleson & Associates, an accountancy firm providing consulting, accounting and income taxation services to over three hundred clients in varied businesses, including numerous technology and telecommunications companies. Prior to forming Tolleson & Associates, Mr. Tolleson spent eleven years with the international accounting firm of Deloitte & Touche, LLP, providing consulting, accounting and income tax services for a variety of clients ranging from small businesses and wealthy individuals to multinational corporations. Mr. Tolleson was a designated specialist in the area of hi- tech companies as well as the lead specialist for the Orange County office in the taxation of international operations. Mr. Tolleson holds a Masters Degree in income taxation. He is also a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

     Former management of the Company, which has now resigned, has been involved in prior private "blank check" or "shell" companies as follows:

         Each of the members of management are also officers and Directors of certain other "shell" companies, as follows: J.S.J. Capital Corp., J.S.J.
Capital II, Inc., J.S.J. Capital III, Inc., Cross Check Corp. and Marathon Marketing Corp. Scott Deitler and James Toot are President and Secretary, respectively, and Directors of Advanced Ceiling Supplies, Inc. None of the companies have completed an acquisition or merger and all of the companies are in the development stage.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

         As permitted by California Statutes, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Item 10.          Executive Compensation
----------------------------------------------

     The Company accrued no compensation to the executive officers as a group for services rendered to the Company in all capacities during the period from inception to April 12, 2000. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

         The Company does not have any employee incentive stock option plans.

         There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company. No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.
                                       16


ITEM 6.           EXECUTIVE COMPENSATION.


                    SUMMARY COMPENSATION TABLE OF EXECUTIVES
                    ----------------------------------------


                                          Annual Compensation                                 Awards

Name &                    Year       Salary       Bonus       Other Annual            Restricted       Securities
Principal Position                   ($)          ($)         Compensation            Stock            Underlying
                                                              ($)                     Award(s)         Options/
                                                                                      ($)              SARS (#)
------------------------------------------------------------------------------------------------------------------------
Scott A.  Deitler,        1997       0            0           0                       0                0
President                 1998       0            0           0                       0                0
                          1999       0            0           0                       0                0

James W. Toot,            1997       0            0           0                       0                0
Secretary                 1998       0            0           0                       0                0
                          1999       0            0           0                       0                0

Jeff P. Ploen             1997       0            0           0                       0                0
Treasurer                 1998       0            0           0                       0                0
                          1999       0            0           0                       0                0



                                              Directors' Compensation

Name                                     Annual         Meeting        Consulting        Number        Number of
                                         Retainer       Fees ($)       Fees/Other        of            Securities
                                         Fee($)                        Fees ($)          Shares        Underlying
                                                                                         (#)           Options
                                                                                                       SARS (#)
----------------------------------------------------------------------------------------------------------------------------
A. Director, Scott A. Deitler            0              0              0                 0             0
B. Director, James W. Toot               0              0              0                 0             0
C. Director, Jeff P. Ploen               0              0              0                 0             0



        Option/SAR Grants Table (None)

        Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

         Long Term Incentive Plans - Awards in Last Fiscal Year (None)

         No officer or director has received any other remuneration in the two year period prior to the filing of this registration statement. There is no current plan in existence, to pay or accrue compensation to its officers and directors for services related to seeking business opportunities and completing a merger or acquisition transaction. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.


Item 11.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

     The following table sets forth, at April 11, 2000, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

SHAREHOLDERS/                      NUMBER OF SHARES                    OWNERSHIP
BENEFICIAL OWNERS                                                     PERCENTAGE
-------------------                ------------------                 ----------
James W. Toot                          224,000*                            33.3%
Secretary & Director

Jeff P. Ploen                          224,000*                            33.3%
Treasurer & Director

Laurence Dietler                       224,000*                            33.3%

All directors and executive            672,000*                            66.6%
officers as a group (2 persons)


* All shares were purchased by Accesspoint Corporation and retired to treasury as part of the merger with Accesspoint Corporation.


Item 12.       Certain Relationships and Related Transactions
----------------------------------------------------------------

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In 1999, the Company issued to its founding directors a total of 448,000 shares of Common Stock for a total of $200. In 1999, 1 person purchased 224,000 shares at $.00044 per share for a total of $100. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. For additional information concerning restrictions that are imposed upon the securities held by current stockholders, and the responsibilities of such stockholders to comply with federal securities laws in the disposition of such Common Stock.

     As of April 12, 2000, Accesspoint Corporation purchased all 672,000 shares issued and outstanding. J.S.J. Capital III, Inc. became a wholly owned subsidiary, and the share were retired in the merger between Accesspoint Corporation and its wholly owned subsidiary, J.S.J. Capital III, Inc.

                                     PART IV


Item 13.       Exhibits and Reports on Form 8-K
-------------------------------------------------

     The following documents are filed as part of this report:

     1.   Reports on Form 8-K:
          None

     2.   Exhibits:
          None
                                       20

                                      INDEX

                                                      Form 10-K
Regulation                                            Consecutive
S-K Number                 Exhibit                    Page Number

3.1               Articles of Incorporation           *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #000-28519

3.2               Amendment to Articles of            Incorporated by Reference
                  Incorporation                       to Registration Statement
                                                      10SB/12(g) #000-28519


3.2               Bylaws                              *Incorporated by reference
                                                      to Registration Statement
                                                      10SB/12(g) #000-28519

27.1              Financial Data Schedule             EX-27.1

                                   SIGNATURES:
                                   -----------

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  August _____, 2000


                                       ACCESSPOINT CORPORATION

                                BY:      /S/
                                       -------------------------------
                                         Tom M. Djokovich, Chairman & CEO

                                BY:
                                       --------------------------------
                                         Tamara A. Djokovich, Director


                                       --------------------------------
                                         Alfred Urcuyo, Director


                                       --------------------------------
                                         James W. Bentley, Director


                                       --------------------------------
                                         Mark Deo, Director

                          INDEX TO FINANCIAL STATEMENTS

                                                              Page

Independent Auditor's Report                                   F-2

Financial Statements:

  Balance Sheet                                                F-3

  Statements of Operations                                     F-4

  Statement of Changes in Stockholders' Equity (Deficit)       F-5

  Statements of Cash Flows                                     F-6

Notes to Financial Statements                                  F-7 - F-8

                                AJ. ROBBINS & PC
                          CERTIFIED PUBLIC ACCOUNTANTS
                                AND CONSULTANTS
                        3033 E. First Avenue, Suite 201
                                Denver, CO 80206
                                 (303) 321-1281
                              Fax: (303) 321-1288


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
J.S.J. Capital III Inc.
Boulder, Colorado

We have audited the accompanying balance sheet of J.S.J. Capital III Inc. (a development stage company) as of April 12, 2000, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the period from November 1, 1999 to April 12, 2000 and for the period from October 6, 1999 (inception) to October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of J.S.J. Capital III Inc. as of April 12, 2000, and the results of its operations and its cash flows for the period from November 1, 1999 to April 12, 2000 and for the period from October 6, 1999 (inception) to October 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, complete a merger with Accesspoint Corp. and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ A.J. Robbins, PC
CERTIFIED PUBLIC ACCOUNTANTS
AND CONSULTANTS
Denver, Colorado
August 3, 2000

                             J.S.J. CAPITAL III INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 APRIL 12, 2000

                                     ASSETS

CURRENT ASSETS, Cash                                         $            3,301
                                                             ==================



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

     Accrued interest, related party                         $              150
     Loans payable, related party                                         7,500
                                                             ------------------

                                                                          7,650
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Common stock, $.0001 par value 50,000,000 shares                        67
     Additional paid-in capital                                             233
     (Deficit) accumulated during the development stage                  (4,649)
                                                             ------------------

                  Total Stockholders' Equity (Deficit)                   (4,349)
                                                             ------------------

                                                             $            3,301
                                                             ==================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                             J.S.J. CAPITAL III INC.
                                          (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS

                                                                                                Cumulative
                                                                         For the Period            from
                                                       For the Period         From              October 6,
                                                            From         October 6, 1999           1999
                                                        November 1,        (Inception)         (Inception)
                                                          1999 to              to                   to
                                                         April 12,         October 31,           April 12,
                                                            2000                1999               2000
                                                     -----------------   -----------------  -----------------
REVENUE:

     Interest income                                 $              52   $          -       $              52
                                                     -----------------   -----------------  -----------------

EXPENSES:

     General and administrative                                  4,281                 270              4,551
     Interest expense, related party                               150              -                     150
                                                     -----------------   -----------------  -----------------

                  Total Expenses                                 4,431                 270              4,701
                                                     -----------------   -----------------  -----------------

NET (LOSS)                                           $          (4,379)  $            (270) $          (4,649)
                                                     =================   =================  =================


NET (LOSS) PER COMMON SHARE - BASIC                  $           (.01)   $          *
                                                     ================    ============


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
    OUTSTANDING - BASIC                                       672,000             672,000
                                                     =================   =================

*Less than $(.01)



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                             J.S.J. CAPITAL III INC.
                                          (A Development Stage Company)
                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                       FOR THE PERIOD FROM OCTOBER 6, 1999 (INCEPTION) TO OCTOBER 31, 1999
                           AND FOR THE PERIOD FROM NOVEMBER 1, 1999 TO APRIL 12, 2000

                                                                                                   (Deficit)
                                                                                                  Accumulated
                                                                                Additional         During the
                                                 Common Stock                    Paid-In          Development
                                           Shares              Amount             Capital             Stage               Total
                                        -----------         -----------         ------------    ----------------        ---------
Balances, October 6, 1999                      -         $         -        $         -        $         -         $         -
   Issuance of stock on October 10,
1999 for $.00045 per share                    672,000                  67                233             -                      300
   Net (loss)                                  -                   -                  -                    (270)               (270)
                                     ----------------    ----------------   ----------------   ----------------    ----------------

Balances, October 31, 1999                    672,000                  67                233               (270)                 30
   Net (loss)                                  -                   -                  -                  (4,379)             (4,379)
                                     ----------------    ----------------   ----------------   ----------------    ----------------

Balances, April 12, 2000                      672,000    $             67   $            233   $         (4,649)   $         (4,349)
                                     ================    ================   ================   ================    ================



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS



                                                     J.S.J. CAPITAL III INC.
                                                  (A Development Stage Company)
                                                    STATEMENTS OF CASH FLOWS

                                                                                                                       Cumulative
                                                                             For the Period      For the Period           from
                                                                                  From                From             October 6,
                                                                              November 1,        October 6, 1999          1999
                                                                                1999 to            (Inception)       (Inception) to
                                                                               April 12,         to October 31,         April 12,
                                                                                  2000                  1999               2000
                                                                          -----------------     -----------------   ----------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:

     Net (loss) from operations                                           $     (4,379)         $      (270)            $    (4,649)
     Adjustments to reconcile net (loss) to net cash (used) by
         Changes in:
              Accrued interest, related party                                      150                  -                       150
                                                                          ------------          -----------             -----------

                  Net Cash (Used) by Operating Activities                       (4,229)                (270)                 (4,499)
                                                                          ------------          -----------             -----------



CASH FLOWS FROM (TO) FINANCING ACTIVITIES:

     Common stock issued for cash                                               -                       300                     300
     Proceeds from loans payable, related party                                  7,500               -                        7,500
                                                                          ------------          -----------             -----------

                  Net Cash Provided by Financing Activities                      7,500                  300                   7,800
                                                                          ------------          -----------             -----------



NET INCREASE IN CASH                                                             3,271                   30                   3,301

CASH, beginning of period                                                           30               -                       -
                                                                          ------------          -----------             -----------

CASH, end of period                                                       $      3,301          $        30             $     3,301
                                                                          ============          ===========             ===========



                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                             J.S.J. CAPITAL III INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

J.S.J. Capital III Inc. (the Company), a development stage company, was organized under the laws of the State of Nevada on October 6, 1999. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. The fiscal year end is October 31.

Going Concern

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and has not earned any revenues from operations to date.

The Company devoted its efforts to locating merger candidates. On April 12, 2000, the Company entered into a merger agreement with Accesspoint Corp. (see
Note 4). The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, complete a merger with Accesspoint Corp., and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. Therefore, $4,649 of net losses incurred in the period from October 6, 1999 (inception) to April 12, 2000 have not been deducted for tax purposes and represent a deferred tax asset. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized, however, such losses may be subject to limitations, in the event of a change of ownership.

Earnings (Loss) Per Common Share

During 1997 the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings (loss) per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

                             J.S.J. CAPITAL III INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NOTE 2 - STOCKHOLDERS' EQUITY

During October 1999, the Company issued for cash 672,000 shares of its $.0001 par value common stock to its officers and directors at $.00045 per share.

NOTE 3 - RELATED PARTY TRANSACTIONS

On December 8, 1999, the Company received loans from stockholders in the amount of $7,500. The loans are due upon demand, with interest accruing at 6%.

NOTE 4 - CHANGE IN CONTROL

On April 12, 2000, the three shareholders of the Company agreed to sell, and sold, a total of 672,000 shares, or 100% of the outstanding common stock of the Company, to Accesspoint Corp. for $150,000.

Upon completion of the purchase of all issued and outstanding shares of the Company, Accesspoint Corp. intends to merge with the Company as a wholly owned subsidiary.