Form 10QSB
period 2000-01-31
ACCESSPOINT CORP /NV/
filed 2000-09-15
CIK 1104174

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                      Commission File Number
January 31, 2000                                             000-29217


                            J.S.J. CAPITAL III, INC.
                 ---------------------------------------------
                           (Prior name of registrant)

                               ACCESSPOINT CORP.
                        -------------------------------
                 (New name of Registrant as of April 12, 2000)

                  Nevada                             84-1522581
         ------------------------                    --------------------
         (State of incorporation)                    (I.R.S. Employer
                                                     Identification No.)


                1529 Spruce Street, Suite 10, Boulder, CO 80302
             ------------------------------------------------------
           (Former address of principal executive offices) (Zip Code)

                 38 Executive Park, Suite 350, Irvine, CA 92614
         -------------------------------------------------------------
  (New address of principal executive offices as of April 12, 2000) (Zip Code)

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

                            Yes   X      No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  672,000 common shares as of Januaury 31, 2000

Part I:  FINANCIAL INFORMATION


                                                    J.S.J. CAPITAL III, INC.
                                                   (A Development Stage Company)
                                                            (Unaudited)

                                                   BALANCE SHEETS (Stated in US
                                                 Dollars) (Unaudited--See Note 1)


                                                      ASSETS
                                                                       January 31,               October 31,
                                                                       2000                      1999

Current
 Cash                                                                            $3,301                        30
                                                               ------------------------ ------------------------------
                                                                                     $0
                                                               ======================== ==============================
Total Assets                                                                      3,301

                                                      LIABILITIES

Current
  Accounts payable and stockholder loan                                           7,650                        -
                                                               ------------------------ ------------------------------
Total Liabilities                                                                 7,650
                                                               ======================== ==============================

                                                 STOCKHOLDERS' EQUITY

Preferred stock, no par value,
5,000,000 shares authorized, none
issued

Common stock, no par value
50,000,000 shares authorized;
672,000 issued & outstanding                                                         67                       67
Additional Paid-in Capital                                                          233                      233
Deficit accumulated during the                                                  (4,621)                     (270)
development stage
                                                               ------------------------ ------------------------------
Total Stockholders' Equity (Deficit)                                            (4,621)                       30
                                                               ------------------------ ------------------------------
Total Liabilities and Stockholders' Equity                                    $ (4,349)                       30
                                                               ======================== ==============================



                                              SEE ACCOMPANYING NOTES
                                                        F-1



                                            J.S.J. CAPITAL III, INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                                for the three month period ended January 31, 2000
                                              (Stated in US Dollars)
                                             (Unaudited - See Note 1)


                                                                                                  Cumulative
                                                               Three months ending              from October 6,
                                                                   January 31                        1999
                                                                     -------                     (Inception) to
                                                                2000        1999                January 31, 2000
                                                                ----        ----                -----------------

Revenue (from interest)                                      30                                     30

Expenses
 General & Admin   Expenses                                4281                                  4,681
 Interest, related party                                    100                     -                -
                                                 -------------------- ---------------------     -------
Loss                                                      (4351)                    -            4,681
                                                 -------------------- ---------------------     -------
Net income (loss) for the
period                                                    (4351)                    -           (4,621)
                                                 ==================== =====================     =======
Net income per share                                        (.0)                    -                -
                                                 ==================== =====================     =======
Weighted average number of
common shares outstanding                               672,000                     0
                                                 ==================== =====================


                                              SEE ACCOMPANYING NOTES
                                                        F-2




                            J.S.J. CAPITAL III, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                   for the three months ended January 31, 2000
                             (Stated in US Dollars)
                            (Unaudited - See Note 1)

                                                                           Cumulative
                                                                        from October 6,
                                                                             1999
                                                                          Inception to
                                          January 31, 2000              January 31, 2000
                                         -------------------            ----------------
Cash flow to operating activities:
Net gain (loss)                                     ($4,351)            ($4,621)
Adjustments to reconcile net
loss to net cash used in
operations
Accounts payable                                          0                   0
Management fees                                           0                   0
Amortization                                              -                   -
Changes in non-cash items:
Accounts payable                                      7,650                   -
                                         -------------------            --------
Net cash used in operating
activities                                            7,500              (4,621)
                                         -------------------            --------
Cash flows to investing
activities                                            7,500                 300
Organization costs
Shareholder's Loan                                                        7,500
                                         -------------------            --------
Net cash used in investing
activities:                                               -               7,800
                                         -------------------            --------
Cash flows from financing
activities:
Proceeds from issuance of
common stock                                              -                   -
                                         -------------------            --------
Net cash provided by
financing activities                                      -                   -
                                         -------------------            --------
Net increase in cash                                      0               3,000
Cash, beginning of period                                 0                   0
                                         -------------------            --------
Cash, end of period                                  $3,301              $3,000
                                         ===================            ========



                             SEE ACCOMPANYING NOTES
                                       F-3



                                                             J.S.J. CAPITAL III INC.
                                                          (A Development Stage Company)
                                                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 FOR THE PERIOD FROM OCTOBER 6, 1999 (INCEPTION)
                                                               TO JANUARY 31, 2000

                                                                                                   (Deficit)
                                                                                                  Accumulated
                                                                                Additional         During the
                                                 Common Stock                    Paid-In          Development
                                           --------------------------
                                           Shares              Amount             Capital             Stage               Total
                                           ------              ------           ----------        -----------      -----------------
Balances, October 6, 1999                      -         $         -        $         -        $         -         $         -
   Issuance of stock on October 10,
1999 for $.00045 per share                    672,000                  67                233             -                      300
   Net (loss) October 31, 1999                 -                   -                  -                    (270)               (270)
                                     ----------------    ----------------   ----------------   ----------------    ----------------

Net loss for January 31, 2000                  -                   -                  -                  (4,341)
                                     ----------------    ----------------   ----------------   ----------------    ----------------
Balances, January 31, 2000                    672,000    $             67   $            233   $         (4,621)   $         (4,351)
                                     ================    ================   ================   ================    ================



                             SEE ACCOMPANYING NOTES
                                       F-4

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

The Company is currently devoting its efforts to locating merger candidates. The Company's ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards No. 109. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year end.

For federal income tax purposes, substantially all expenses must be deferred until the Company commences business and then they may be written off over a 60-month period. Therefore, $270 of net losses incurred in the period from October 6, 1999 (inception) to October 31, 1999 have not been deducted for tax purposes and represent a deferred tax asset. The Company is providing a valuation allowance in the full amount of the deferred tax asset since there is no assurance of future taxable income. Tax deductible losses can be carried forward for 20 years until utilized.

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

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED JANUARY 31, 2000

The Company was incorporated October 6, 1999.

The Company experienced expenses for the three month period ended January 31, 2000. The Company had no revenues except interest of $30 for the period in 2000. The Company recorded a loss for the period of ($4,351) which was less than ($.01) per share. The Company will probably continue to experience losses until income can be achieved through business operations. While the Company may seek capital sources for investment; there is no assurance that such can be found.

Losses will probably occur until business revenues can be achieved of which there is no assurance.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash capital at the end of the period of $3,301, which is insufficient for any operations. The Company will be forced to either borrow or make private placements of stock in order to fund operations. No assurance exists as to the ability to achieve loans or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

          No reports on Form 8-K were made for the period for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 15, 2000


                                     ACCESSPOINT CORP. formerly
                                     J.S.J. CAPITAL III, INC.


                                     /s/ Tom Djokovich
                                     -------------------------------------------
                                     Tom Djokovich, CEO