Form 10QSB
period 2000-09-30
ACCESSPOINT CORP /NV/
filed 2000-11-20
CIK 1104174

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                                  (MARK ONE)

            /X/ FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM ________________ TO ___________________


                     COMMISSION FILE NUMBER _____________

                         ACCESSPOINT CORPORATION, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


                Nevada                                    33-0679477
  ---------------------------------      ---------------------------------------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)

 38 Executive Park, Suite 350, Irvine, CA                   92614
-----------------------------------------              ---------------
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

Yes /X/
No  / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

       Common stock, $0.001 par value                       16,411,638
                 (Class)                       (Outstanding at OCTOBER 31, 2000)


     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES /X/ NO / /

                            ACCESSPOINT CORPORATION
                         FORM 10-QSB QUARTERLY REPORT
       AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000
                               TABLE OF CONTENTS

PART I.  -  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements
            Consolidated Statements of Operations for the three and nine months ended, September 30, 2000 and 1999
            Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999
            Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and year ended December 31, 1999
            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II. -  OTHER INFORMATION

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Use of Proceeds

Item 3.     Defaults Upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                  [LETTERHEAD OF LICHTER, WEIL & ASSOCIATES]

                        INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Accesspoint Corporation
Irvine, California

Members of the Board:

We have reviewed the accompanying consolidated balance sheets of Accesspoint Corporation and its subsidiaries ("the Company") as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

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

The accompanying September 30, 1999 financial statements of the Company are provided for comparative purposes only, they were compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited nor reviewed the September 30, 1999 financial statements and accordingly, do not express an opinion or any other form of assurance on them.

                                             /s/ Lichter, Weil & Associates]
                                                 ------------------------------

November 9, 2000
Los Angeles, California

                            ACCESSPOINT CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (unaudited)

                                     ASSETS
                                     ------
                                                                                         SEPTEMBER 30            DECEMBER 31
                                                                                             2000                   1999
                                                                                         ------------            -----------
Current Assets
        Cash and cash equivalents                                                        $    10,762             $   54,348
        Accounts receivable (net)                                                            298,521                560,845
        Inventory                                                                             13,194                 14,007
        Other receivables                                                                      5,462                    731
        Prepaid expenses                                                                      31,644                 18,579
                                                                                         ------------            -----------
               Total Current Assets                                                          359,583                648,510
                                                                                         ------------            -----------

Fixed Assets
        Furniture and equipment (net)                                                        704,411                452,259
                                                                                         ------------            -----------
               Total Fixed Assets                                                            704,411                452,259
                                                                                         ------------            -----------
Other Assets
        Deposits                                                                             181,107                 29,856
        Intangibles, net                                                                           0                  2,481
                                                                                         ------------            -----------
              Total Other Assets                                                             181,107                 32,337
                                                                                         ------------            -----------
        Total Assets                                                                     $ 1,245,101             $1,133,106
                                                                                         ============            ===========


                                              LIABILITIES AND STOCKHOLDERS' EQUITY
                                              ------------------------------------
                                                                                         SEPTEMBER 30            DECEMBER 31
                                                                                             2000                   1999
                                                                                         ------------            -----------
Current Liabilities

                Accounts payable and accrued expenses                                    $   967,666             $  646,011
                Accrued payroll tax liabilities                                              628,570             $        0
                Deferred compensation                                                        155,720                155,720
                Deferred revenue                                                                   0                  7,854
                Current portion, capitalized leases                                          196,961                125,737
                Current portion, notes payable                                               200,000                100,000
                                                                                         ------------            -----------
                Total Current Liabilities                                                  2,148,917              1,035,322

Capital Lease obligations, net of current portion                                            312,417                278,925
Notes payable, net of current portion                                                        247,188                100,000
                                                                                         ------------            -----------
                Total Liabilities                                                          2,708,521              1,414,247
                                                                                         ------------            -----------
Stockholders' Equity

                Preferred Stock, $.001 par value, 5,000,000
                     share authorized, 0 issued and outstanding                          $         0             $        0
                Common stock, $.001 par value, 25,000,000
                     shares authorized, 16,357,527 and 14,832,000
                     issued and outstanding, respectively                                     16,358                 14,832
                Additional paid in capital                                                 4,990,899              2,315,265
                Retained deficit                                                          (6,470,678)             2,611,238)
                                                                                         ------------            -----------
                Total Stockholders' Equity                                                (1,463,421)              (281,141)
                                                                                         ------------            -----------
                Total Liabilities and Stockholders' Equity                               $ 1,245,101             $1,133,106
                                                                                         ============            ===========

                            ACCESSPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (unaudited)

                                                         Three Months Ended September 30         Nine Months Ended September 30
                                                             2000                1999               2000                 1999
                                                        -------------        -------------     -------------         -------------
Sales, net                                              $     630,124        $     736,128     $   1,682,668         $   1,764,578

Cost of sales                                                  97,526               76,151           187,703               176,792
                                                        -------------        -------------     -------------         -------------
     Gross profit                                             532,598              659,977         1,494,965             1,587,786

Selling expenses                                              105,217              243,563           200,155               464,665

General and administrative expenses                         1,986,116              843,772         4,593,092             1,911,237
                                                        -------------        -------------     -------------         -------------
     Income (loss) from operations                         (1,558,735)            (427,358)       (3,298,282)             (788,116)
                                                        -------------        -------------     -------------         -------------

Other (Income) Expense

     Interest income                                              (13)              (4,923)           (1,131)               (7,726)
     Interest expense                                          36,237               18,290            96,935                62,553
     Penalties                                                148,222                    0           186,851                 3,762
     Bad Debts                                                (98,894)                   0           276,903                     0
                                                        -------------        -------------     -------------         -------------
     Total Other (Income) Expense                              85,552               13,367           559,558                58,589
                                                        -------------        -------------     -------------         -------------

     Income (loss) before extraordinary
          expense and income taxes                         (1,644,287)            (440,725)       (3,857,840)             (846,705)

     Extraordinary expense, net of income tax effect $0
          Legal settlement                                          0                6,514                 0               155,983
                                                        -------------        -------------     -------------         -------------
     Income (loss) before income taxes                     (1,644,287)            (447,239)       (3,857,840)           (1,002,688)

Provison for income taxes                                         800                  800             1,600                 4,499
                                                        -------------        -------------     -------------         -------------
     Net income (loss)                                    ($1,645,087)           ($448,039)      ($3,859,440)          ($1,007,187)
                                                        =============        =============     =============         =============

     Net loss per share (basic and diluted)
          Basic                                                ($0.10)              ($0.03)           ($0.24)               ($0.07)
          Diluted                                              ($0.10)              ($0.03)           ($0.24)               ($0.07)

     Weighted average number of shares
          Basic                                            16,357,527           14,832,000        16,357,527            14,832,000
          Diluted                                          16,357,527           14,832,000        16,357,527            14,832,000

     Extraordinary expense per share
          Basic                                                 $0.00                $0.00             $0.00                 $0.01
          Diluted                                               $0.00                $0.00             $0.00                 $0.01

                            ACCESSPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND YEAR ENDED DECEMBER 31, 1999
                                  (unaudited)

                                                                                                2000                  1999
                                                                                            -----------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (loss)                                                                      ($3,859,440)          ($1,834,845)

Adjustments to reconcile net loss to net cash used in operating activities:
     Amortization                                                                                     0                    501
     Depreciation                                                                               216,116                160,568
     Services paid by stock issuance                                                            332,904                      0
     Decrease (Increase) in receivables                                                         262,324              (490,335)
     Decrease (Increase) in inventory                                                               813               (10,728)
     Decrease (Increase) in other receivables                                                    (4,731)                 (731)
     Decrease (Increase) in prepaid expenses                                                    (13,065)              (18,579)
     Decrease (Increase) in deposits                                                           (151,251)              (22,960)
     Decrease (Increase) in intangibles                                                           2,481                      0
     (Decrease) Increase in accounts payable
          and accrued expenses                                                                  950,225                440,084
     (Decrease) Increase in deferred compensation                                                     0               (45,436)
     (Decrease) Increase in deferred revenue                                                     (7,854)                 2,349
                                                                                            -----------           ------------
     Total Adjustments                                                                        1,587,962                 14,733
                                                                                            -----------           ------------
     Net cash used in operations                                                            ($2,271,478)          ($1,820,112)
                                                                                            -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of intangibles                                                                          0                (2,597)
     Purchase of furniture and equipment                                                        (73,987)              (26,247)
                                                                                            -----------           ------------
     Net cash used in investing activities                                                      (73,987)              (28,844)
                                                                                            -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of debt                                                                         1,066,188                100,000
     Payments on capital leases, net                                                           (289,566)             (102,781)
     Payments on long term debt                                                                (819,000)             (162,000)
        Sale of stock                                                                         2,344,257              2,060,799
                                                                                            -----------           ------------

     Net cash provided by financing activities                                                2,301,879              1,896,019
                                                                                            -----------           ------------
     Net change in cash and cash equivalents                                                    (43,586)                47,064
                                                                                            -----------           ------------
     Cash and cash equivalents at beginning of period                                            54,348                  7,284
                                                                                            -----------           ------------
     Cash and cash equivalents at end of period                                             $    10,762           $     54,348
                                                                                            ===========           ============
     Supplemental cash flows disclosures:

          Income tax payments                                                               $     1,600           $      1,600
                                                                                            -----------           ------------
          Interest payments                                                                 $    96,935           $     80,346
                                                                                            -----------           ------------
          Non cash investing and financing
              Addition of equipment on capital leases                                       $   226,744           $    359,822
              Stock issued for services                                                     $   332,904           $          0
                                                                                            -----------           ------------

 The accompanying notes are an integral part of these consolidated financial statements

                            ACCESSPOINT CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND YEAR ENDED DECEMBER 31, 1999
                                  (unaudited)

                                                                     SEPTEMBER 30           DECEMBER 31
                                                                          2000                  1999
                                                                      -----------           -----------
Retained (deficits)
          Balance at beginning of period                              ($2,611,238)            ($776,393)
          Net income (loss)                                            (3,859,440)           (1,834,845)
                                                                      -----------            ----------
          Balance at end of period                                     (6,470,678)           (2,611,238)
                                                                      -----------            ----------
Preferred Stock, par value $.001 (thousand of shares)
          Balance at beginning of period                                        0                     0
          Preferred Stock Issued                                                0                     0
                                                                      -----------            ----------

          Balance at end of period                                              0                     0
                                                                      -----------            ----------
Common stock, par value $.001 (thousands of shares)
          Balance at beginning of period                                   14,832                14,576
          Common stock issued in acquisitions                                  65                     0
          Common stock issued                                               1,461                   256
                                                                      -----------            ----------

          Balance at end of period                                         16,358                14,832
                                                                      -----------            ----------
Additional paid in capital
          Balance at beginning of period                                2,315,265               292,176
          Common stock issued                                           2,675,634             2,023,089
                                                                      -----------            ----------

          Balance at end of period                                      4,990,899             2,315,265
                                                                      -----------            ----------

Total stockholders' equity at end of period                           ($1,463,421)            ($281,141)
                                                                      ===========            ==========

 The accompanying notes are an integral part of these consolidated financial statements

                            ACCESSPOINT CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


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

         The Company's subsidiary, Processing Source International, has established in-house processing divisions in Chicago, IL complete with merchant account underwriting and risk management capabilities. By providing credit card settlement services as a member processor in the Visa/MasterCard network, Processing Source generates revenues on the margins that exist between the buy and sell rates for underwriting these transactions. This new division will have the capacity to provide merchant account underwriting services to hundreds of sales groups across the country, who offer merchant banking services to nearly 10,000,000 small to medium size enterprises throughout America.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


Note B - Summary of Significant Accounting Policies
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustment and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statement should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report for the year ended December 31, 1999.

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

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


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

               Furniture and Fixtures       5 years
               Equipment                    5 years
               Hardware and Software        3 years

         Inventory
         ---------
         Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of September 30, 2000, inventory consisted only of finished goods.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


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

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


Note B - Summary of Significant Accounting Policies (continued)
         ------------------------------------------------------

         New Accounting Pronouncements
         -----------------------------
         In March 2000, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a consensus on EITF Issues 00-2, "Accounting for Web-Site Development Costs." This consensus provides guidance on what types of costs incurred to develop Web sites should be capitalized or expensed. The consensus is effective for Web site development costs incurred for fiscal quarter beginning after June 30, 2000. The adoption of this consensus does not have a material impact on its financial position or results of operations.

         In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, " Accounting for Certain Transactions Involving Stock Compensation." FIN 44 clarifies the application of Accounting Principles Board (APB) No. 25 for certain issues relating to stock compensation. FIN 44 is effective July 1, 2000, but certain conclusions in it cover specific events that occur after either December 15, 1998 or January 12, 2000. To the extent that FIN 44 cover events occurring during the period after December 15, 1998 or January 12, 2000, but before the effective date of July 1, 2000 the effects of applying FIN 44 are recognized on a prospective basis from July 1, 2000. FIN 44 does not have a material effect on the Company's financial position or results of operations.

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

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


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

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000



Note D - Cash
         ----

         The Company maintains its cash balances at banks located in Anaheim, California, San Diego, California and Omaha, Nebraska. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30, 2000, there was no uninsured portion of the balances held at the banks.

Note E - Fixed Assets
         ------------

         Fixed assets consist of the following:

               Furniture and fixtures                          $   71,364
               Leasehold improvements                              67,236
               Office equipment                                   227,480
               Computer hardware and software                     898,776
                                                               ----------
                                                                1,264,856

               Accumulated depreciation and amortization         (560,445)
                                                               ----------
               Total                                           $  704,411
                                                               ==========

         At September 30, 2000 included in fixed assets are costs of $699,314 of assets recorded under capital leases.

         For the nine months ended September 30, 2000, included in accumulated depreciation is $242,403 recorded on assets under capital leases.

Note F - Commitments and Contingencies
         -----------------------------

         Capital Leases - The Company leases certain machinery and equipment under capital leases. Future minimum rental payments, under capital leases are:

                  2001                               $ 275,996
                  2002                                 260,926
                  2003                                 113,454
                  2004 and thereafter                    5,720

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


Note F - Commitments and Contingencies (continued)
         -----------------------------------------

         Operating Leases - The Company leases certain of its facilities and equipment under non-cancelable operating leases. Future minimum rental payments, under leases that have initial or remaining non-cancelable lease terms in excess of one year are:

                  2001                $ 270,007
                  2002                   34,475
                  2003                   34,475
                  2004                   22,617

         Rent expense for the nine months ended September 30, 2000 was $135,504.

         Consulting Agreements - The Company has entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 100,000 shares of common stock issued pro-rata over twelve months and 20,000 stock options for the purchase of common stock at an exercise price of $5.00 per share. The stock options also vest pro-rata over twelve months. The terms of the agreement also include the payment to the individual of a referral fee for any funding or capital formation transactions from resources referred to the Company by the individual. The fee is 4% of the gross funding amount of the first $2,000,000, 3% of the next $3,000,000 and 2% for any funding over $5,000,000. As of September 30, 2000 the Company has issued 66,664 shares of stock with a value of $329,154 to this individual.

         The Company has also entered into a consulting agreement with another individual in an advisory capacity. Compensation for services is 6,000 shares of common stock issued pro-rata over twelve months and 2,400 stock options for the purchase of common stock at an exercise price of $3.37 per share. The stock options also vest pro-rata over twelve months. As of September 30, 2000 the Company has issued 1,000 shares of stock with a value of $3,750 to this individual.

Note I - Debt
         ----

         As of September 30, 2000, the Company had notes payable outstanding in the aggregate amount of $447,188. $247,188 payable to a corporation, 5% per annum, due April 2002. $200,000 payable to a related party, 8% per annum, due on demand.

                            ACCESSPOINT CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED SEPTEMBER 30, 2000


Note J - Compensated Absences
         --------------------

         The Company has a multi-tier vacation leave policy. Executive employees earn annual vacation leave at the rate of fifteen (15) days per year, accrued biweekly. Management employees earn annual vacation leave at the rate of ten (10) days per year, accrued biweekly. Line employees earn annual vacation leave at the rate of five (5) days per year, accrued biweekly. At termination, employees are paid for any accumulated annual vacation leave. As of September 30, 2000 the vacation liability totaled $51,422.

Note K - Subsequent Events
         -----------------

         Subsequent to the nine months ended September 30, 2000, the Company received a loan from a shareholder in the amount $50,000, 8% per annum, due on demand, to be used for general operating purposes.

Note L - Related Party Transactions
         --------------------------

         Throughout the history of the Company, certain members of the Board of Directors, members of the immediate family of management, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

Note M - Income Taxes
         ------------

         Total Federal and State income tax expense for the nine months ended September 30, 2000 is $800. This represents the minimum annual tax liability under California tax code. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the nine months ended September 30, 2000, there is no difference between the federal statutory tax rate and the effective tax rate. At September 30, 2000 the Company had available net operating loss carry-forwards of approximately $5,700,000, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

Note N - Segment Reporting
         -----------------

         The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998. As previously reported, the Company does not meet the threshold limit for segment reporting.

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

Comparison of Three Months Ended September 30, 2000 and 1999

         Revenues. Revenues decreased 14.4% to $630,124 for the three months ended, September 30, 2000 from $736,128 for the comparable period of 1999. The decrease in revenue is a result of a refocus in business services of our subsidiary, Processing Source International ("PSI") from retail in-house merchant service sales to recruitment and development of national sales channels for the sale of wholesale merchant processing services, coupled with the decrease in the volume of lease sales. As we continue our marketing efforts and the development of our wholesale sales channels and master distributor agreements, we anticipate a continued growth in our customer base.

         Gross Profit. Gross profit decreased 19.3% to $532,598 for the three months ended, September 30, 2000 from $659,977 for the comparable period of 1999. The decrease of $127,379 is consistent with the decline in revenues for the three months ended September 30, 2000 from the comparable period of 1999. Gross margin decreased to 84.5% in the most recent period compared to 89.7% during the comparable period of the prior year. With our current infrastructure, we anticipated a slight decrease in our gross margins given the decrease in our revenues. The Company expects its margins to remain consistent in the future.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 92.3% to $2.1 million for the three months ended, September 30, 2000 from $1.1 million for the comparable period of 1999. The increase of $1.0 million is primarily a result of the acquisitions of PSI and Blacksun Graphics ("BSG") as wholly-owned subsidiaries in July 1999 and May 2000, respectively, resulting in higher payroll and facility costs. In addition, we have experienced increased levels of investment in systems and infrastructure (including personnel) and product development in anticipation of growth within our wholesale sales channels.

         Interest Income and Other Expense. Interest income and other expense, net, for the three months ended, September 30, 2000 was $85,552, as compared to $13,367 for the three months ended, September 30, 1999. The increase of $72,185, in interest income and other expense was a result of increased interest expense associated with additional capital leases, and the accrual of estimated penalties associated with unpaid federal and state employment taxes.

Comparison of Nine Months Ended September 30, 2000 and 1999

         Revenues. Revenues decreased 4.6% to $1,682,668 for the nine months ended, September 30, 2000 from $1,764,578 for the comparable period of 1999. In May 2000, the Company acquired Blacksun Graphics as a wholly owned subsidiary, which accounted for approximately $276,556 of revenue during the nine months ended September 30, 2000. The decrease in revenue is a result of a refocus in business services of our subsidiary, Processing Source International ("PSI") from retail in-house merchant service sales to recruitment and development of national sales channels for the sale of wholesale merchant processing services, coupled with the decrease in the volume of lease sales. As we continue our marketing efforts and the development of our wholesale sales channels and master distributor agreements, we anticipate a continued growth in our customer base.

         Gross Profit. Gross profit decreased 5.8% to $1,494,966 for the nine months ended, September 30, 2000 from $1,587,786 for the comparable period of 1999. The decrease of $92,820 is consistent with the decline in revenues for the nine months ended September 30, 2000 from the comparable period of 1999. Gross margin decreased to 88.8% in the most recent period compared to 90.0% during the comparable period of the prior year. With our current infrastructure, we anticipated a slight decrease in our gross margins given the decrease in our revenues. The Company expects its margins to remain consistent in the future.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 101.7% to $4.8 million for the nine months ended, September 30, 2000 from $2.4 million for the comparable period of 1999. The increase of $2.4 million is primarily a result of the acquisitions of PSI and BSG as wholly-owned subsidiaries in July 1999 and May 2000, respectively, which resulted in higher payroll and facility costs. In addition, we made a strategic decision in January 2000 to expand the operations of our subsidiary, PSI. This expansion included the opening of our Chicago-based merchant underwriting facility, which includes 13 additional personnel. Furthermore, we have experienced increased levels of investment in systems and infrastructure (including personnel) and product development in anticipation of growth within our wholesale sales channels.

         Interest Income and Other Expense. Interest income and other expense, net, for the nine months ended, September 30, 2000 was $559,558, as compared to $58,889 for the nine months ended, September 30, 1999. The increase of $500,969, in interest income and other expense was a direct result from the write-off of bad debt on aged accounts receivable in the amount of $276,903 and the accrual of estimated penalties associated with unpaid federal and state employment taxes.

Liquidity and Sources of Capital

         Historically, we have funded operations and working capital needs from operating cash flows and net cash proceeds through a series of private debt and equity offerings, including Regulation D and Regulation S private placements and loans. Cash and cash equivalents were $10,762 at September 30, 2000. Working capital at September 30, 2000 was $(1.8) million.

         Cash used in operating activities during the nine months ended September 30, 2000 was $2.3 million compared to $1.8 million for the comparable period of the prior year. The change of $451,366 was due primarily to the increase in net loss of $2.0 million. This is partially offset by the $262,324 decrease in accounts receivable and a $950,225 increase in accounts payable.

         Cash used in investing activities during the nine months ended September 30, 2000 was $73,987 compared to $28,844 for the comparable period of the prior year. The change was due primarily to increased capital expenditures in 2000. The capital expenditures consisted primarily of computer hardware needed for the continued growth in the Company's technology initiatives, as well as furniture & fixtures needed for the expansion of our processing and underwriting divisions.

         Cash provided by financing activities during the nine months ended September 30, 2000 was $2.3 million compared to $1.9 million for the comparable period of the prior year. In the nine months ended September 30, 2000, we sold $2.3 million of common stock and issued $1.0 million in short and long-term debt.

         Without further equity offerings through private placements, we believe that our cash, cash equivalents and short-term investments at September 30, 2000 will not be sufficient to meet our liquidity needs over the next twelve months.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2. Changes in Securities and Use of Proceeds

         From January 1, 2000 through September 30, 2000 we issued 66,664 shares of common voting stock to Toby Parrish, an individual. These shares were issued in exchange for advisory services rendered to the Company pursuant to the Accesspoint Advisory Board Proposal dated November 16, 2000. This proposal, which is included in this document as Exhibit 1.13, offers a total of 100,000 shares of common stock, which vest on an approximate pro-rata basis over a 12-month period. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Act"), Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Parrish acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Parrish.

         From January 1, 2000 through September 30, 2000 we issued 14,994 options to purchase our common stock to Toby Parrish, an individual, at an exercise price of $5.00. These options were issued in exchange for advisory services rendered to the Company pursuant to the Accesspoint Advisory Board Proposal dated November 16, 1999. This proposal, which is included in this document as Exhibit 1.13, offers a total of 20,000 stock options for the purchase of common stock, which vest on an approximate pro-rata basis over a 12-month period. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Parrish acquired the options for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the options. The options were issued in a private transaction, which was not part of a distribution of options or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Parrish.

         On August 4, 2000 we issued 500 shares of common voting stock to Austin Paris, an individual. These shares were issued in exchange for advisory services to be rendered to the Company pursuant to the Accesspoint Advisory Consultant Proposal dated August 4, 2000. This proposal, which is included in this document as Exhibit 1.14, offers a total of 6,000 shares of common stock, which vest on an approximate prorata basis over a 12-month period. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Securities Act of 1933, as amended ("Act"), Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Paris acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Paris.

         On September 4, 2000 we issued 500 shares of common voting stock to Austin Paris, an individual. These shares were issued in exchange for advisory services to be rendered to the Company pursuant to the Accesspoint Advisory Consultant Proposal dated August 4, 2000. This proposal, which is included in this document as Exhibit 1.14, offers a total of 6,000 shares of common stock, which vest on an approximate pro-rata basis over a 12-month period. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Paris acquired the options for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the options. The options were issued in a private transaction, which was not part of a distribution of options or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Paris.

         On August 4, 2000 and September 4, 2000, respectively, we issued 200 options to purchase our common stock to Austin Paris, an individual, at an exercise price of $3.37. These options were issued in exchange for advisory services rendered to the Company pursuant to the Accesspoint Advisory Consultant Proposal dated August 4, 2000. This proposal, which is included in this document as Exhibit 1.14, offers a total of 2,400 stock options for the purchase of common stock, which vest on an approximate pro-rata basis over a 12-month period. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. The above persons acquired the options for their own account for investment with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the options. The options were issued in a private transaction, which was not part of a distribution of options or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the above persons.

         On July 10, 2000 we issued 1,000 shares of common voting stock to Mark Deo, an individual. These shares were issued in exchange for consulting services rendered to the Company pursuant to the Accesspoint Stock Purchase Agreement dated July 10, 2000. This agreement is included in this document as Exhibit
1.15. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Deo acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Deo.

         On July 10, 2000 we issued 1,000 shares of common voting stock to Maxamilian Parker, an individual. These shares were issued in exchange for consulting services rendered to the Company pursuant to the Accesspoint Stock Purchase Agreement dated July 10, 2000. This agreement is included in this document as Exhibit 1.16. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to
Section 25102(f) of the California Corporations Code. Mr. Parker acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Parker.

         On August 30, 2000 we issued 1,000 shares of common voting stock to Corporate Strategies c/o James L. Bartlett. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Bartlett acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Bartlett.

         On August 25, 2000 the Company and Pacific Capital Group, Ltd. agreed that a note issued on February 4, 2000 in the amount of $70,000 be cancelled and two new notes issued in its place, as per the Resolution contained herein in
Exhibit 1.17.

         On August 25, 2000 we issued 34,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.18. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 68,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.19. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 80,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25,

2000 contained herein in Exhibit 1.20. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 80,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.21. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 13,200 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.22. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 20,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.23. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 24,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.24. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 40,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.25. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 148,368 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000 contained herein in Exhibit 1.26. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         Item 3.   Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K


The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

         (a)      Exhibits

                  1.13 * Toby Parrish Accesspoint Advisory Board Proposal
                  1.14 * Austin Paris Accesspoint Advisory Consultant Proposal
                  1.15 * Mark Deo Stock Purchase Agreement
                  1.16 * Maxamilian Parker Stock Purchase Agreement
                  1.17 * Pacific Capital Group, Ltd. Note Resolution
                  1.18 * Pacific Capital Group, Ltd. Loan Resolution

                  1.19 * Pacific Capital Group, Ltd. Loan Resolution
                  1.20 * Pacific Capital Group, Ltd. Loan Resolution
                  1.21 * Pacific Capital Group, Ltd. Loan Resolution
                  1.22 * Pacific Capital Group, Ltd. Loan Resolution
                  1.23 * Pacific Capital Group, Ltd. Loan Resolution
                  1.24 * Pacific Capital Group, Ltd. Loan Resolution
                  1.25 * Pacific Capital Group, Ltd. Loan Resolution
                  1.26 * Pacific Capital Group, Ltd. Loan Resolution

                  27.1  Financial Data Schedule

         (b) We filed a report on Form 8-K/A on April 17, 2000 (Commission File No. 000-29217) which included Consolidated Financial Statements for the years ended, December 31, 1999 and 1998. The Form 8-K/A contained items reported pertaining to acquisition or disposition of assets. Exhibits on Form 8-K:

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

Dated: November 15, 2000                     ACCESSPOINT CORPORATION

                                             By:  /s/ Tom M. Djokovich
                                             ----------------------------------
                                             Tom M. Djokovich,
                                             Chairman of the Board and
                                             Chief Executive Officer


                                             By:  /s/ James W. Bentley
                                             ---------------------------------
                                             James W. Bentley,
                                             President