Form 10KSB
period 2000-12-31
ACCESSPOINT CORP /NV/
filed 2001-04-16
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

       [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2000

                                       OR

           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________


                        Commission File Number: 000-29217


                          ACCESSPOINT CORPORATION, INC.
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



            Nevada                                         33-0679477
-----------------------------------------------   ------------------------------

(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                   Identification No. Pre-Merger)



 38 Executive Park, Suite 350, Irvine, CA 92614             92614
-----------------------------------------------   ------------------------------

   (Address of Principle Executive Offices)               (Zip Code)


                                 (949) 852-8526
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $2,261,752.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 31, 2000 based upon the average bid and asked prices of such stock on that date was $17,074,156. The number of issuer's shares of Common Stock outstanding as of December 31, 2000 was 16,557,560.

Transitional Small Business Disclosure Format (check one): Yes [   ]    No [ X ]


                             Accesspoint Corporation
                            Form 10-KSB ANNUAL Report
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2000
                                TABLE OF CONTENTS

Forward Looking Statements

PART I

Item 1.  Description of Business
Item 2.  Description of Property
Item 3.  Legal Proceedings
Item 4.  Submission of Matters to a Vote of Security Holders

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations or Plan of Operation
Item 7.  Financial Statements
Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions

PART IV

Item 13. Exhibits and Reports on Form 8-K

Signatures

Audit Report

Financial Data Schedule

               SPECIAL NOTE REGARDING FORWARD - LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of our Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our Company's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of our Company's products and services, our Company's ability to develop new products and services cost-effectively, the ability of our Company to raise capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

     There may be other risks and circumstances that management is unable to predict. When used in this Form 10-KSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     A.  GENERAL

     Our Company was incorporated in Nevada on October 11, 1995. On March 19, 1999 we merged with Yamahama's, Inc., a Nevada corporation. On April 12, 2000 we merged with J.S.J. Capital, III, Inc., a Nevada corporation. Reference to Company or Accesspoint Corporation in this report refers to the historical Accesspoint Corporation, unless the context otherwise requires.

     B.   BUSINESS OVERVIEW

     Accesspoint Corporation is a vertically integrated provider of electronic transaction processing and value-added business services. Our transaction processing service routes, authorizes, captures, and settles all types of non-cash payment transactions for retailers and businesses nationwide. Accesspoint services the payment processing needs of sellers by (1) providing merchant underwriting, risk management and account services, and (2) supporting the network and technology services necessary for both retail (in-store) and Internet point of sale transactions. To this core function Accesspoint provides sellers with a entire suite of integrated business applications that centralize the management of (A) both in-store and online transaction processing and accounting, (B) automated web site design, hosting services and catalog creation and management, (C) merchandising and benefits management, (D) order processing and tracking services, and (E) a whole host of reporting and monitoring tools.

     Our multi-application e-payment and e-commerce systems provide a single source solution to merchants, businesses and the sales organizations that market our products. Our clients enjoy the benefits of a versatile, powerful, multi-purpose system that provides a comprehensive level of payment acceptance options and value-added businesses services without having to manage the multiple business relationships normally required for these functions.

     C.  INDUSTRY

     Over the course of the last several years the market opportunities for the use of the Internet as a service medium have evolved significantly. The expectations for the use of the Internet have changed from simply enabling business to market and sell online, to the Internet enabling of virtually all-traditional business processes. Driving this initiative is the ever-pressing need for businesses to enhance convenience, increase sales and reduce costs.

     Major changes are also occurring within the payment systems that enable the exchange of value between buyers and sellers. The proliferation of none cash payment methods such as credit and debit card, smart card, electronic checking & ACH, stored value, Electronic Benefit Transfer (EBT), loyalty programs, gift card and future electronic payment systems require that merchants be prepared to accept an array of e-payment types subject to the demands of which ever payment type a buyer chooses for a given purchase.

     Businesses such as banks, transaction processors, software vendors and ISP's that service the needs of businesses in this changing environment typically provide single service solutions, such as Internet hosting services from an ISP or credit card processing through a processor. The narrow relationships in these channels are easily replaced as competitors can steal clients away simply by offering a better price. Typically, businesses are forced to manage many disjointed relationships without the benefits of a centralized service that provides systems management, customer service and a multi-faceted e-payment and e-commerce solution.

     The complexities and inherent flaws of this service environment presented a significant business opportunity for Accesspoint and have served to increase the need for our solutions and our value proposition in the eyes of our prospective clients. Accesspoint focuses on specific markets that have historically been under served by both the transaction processing and software services industry.

     D.  SERVICE & DISTRIBUTION STRATEGY

     We have developed a program to better service and capture the support of thousands of sales groups across the country that represent a mature and established distribution channel for the sale of our services. This program, called the "ISO Advantage", has established a new standard for service and support in the merchant services industry and appears to present distinct marketplace advantages for those re-sellers (the independent sales organizations (ISO's), regional and merchant banks and merchant service organizations that market Accesspoint products), who enter the program. The additional service, convenience and revenue generating opportunities of the ISO Advantage program is proving to be a strong motivator for re-sellers to select Accesspoint.

     Our service model enables our distribution channel and the merchants they serve, to add a virtual infinite number of applications to their business systems while simplifying their service management needs and turn hard costs into soft costs while spreading out costs for a service over time. It also allows them to save costs by bundling together only the services they need into a user-friendly and easily managed environment. Our model can provide a value added utility in the form of:

     CENTRALIZED MERCHANT BANKING SERVICES. Our programs provide customers with a single processing relationship which provides support for multiple payment acceptance capabilities including credit and debit card, smart card, electronic checking & ACH, stored value, Electronic Benefit Transfer (EBT), loyalty programs and gift card.

     TURNKEY SOLUTIONS. We bundle merchants processing services with multi-application e-payments, e-commerce offerings, software services, transaction processing hardware, systems development, integration, and management into one offering. The result is a transfer of responsibility. The role of general technology contractor shifts from the merchant/client to us. The result is a significant reduction in the decision-making and administrative burden on a client. This arrangement provides a significantly greater level of business efficiency particularly for the Small to Medium Enterprise (SME) merchant who is then free to concern themselves with the day-to-day operations of their business rather than keeping pace with technology and processing relationships.

     PREDICTABLE COSTS AND LOWER UP-FRONT INVESTMENT. Our service model allows the clients we serve to utilize sophisticated software products and access various services while paying monthly access or per transaction fees for the use of these services. The costs for systems development are spread out over a large group of service participants.

     FASTER TIME TO MARKET. Our product and service group is a fully integrated offering and can generally be deliver to a client more rapidly than those of in-house IT resources or an external systems integrator.

     EASIER UPGRADE CYCLES. Clients participating in our system receive the benefits of a service that can be quickly upgraded to support new business or processing requirements. In most instances individual components can be modified without the need for major software revisions and these upgrades are applied to the centralized systems thereby providing the benefits of these upgrades to all service participants.

     E.  ACCESSPOINT SOLUTIONS

     Three main components - merchant bankcard services, the ISO Advantage System, and e-commerce tools highlight Accesspoint solutions. These three components can each be broken down into many individual products and services that can be sold in any combination and customized delivery methods can be developed for their unique marketplace.

     MERCHANT ACCOUNTS (MERCHANT BANKCARD PROCESSING)

     Accesspoint, though its' wholly owned subsidiary, Processing Source International, is a primary processor and underwriter of electronic financial transactions as a member processor, under the sponsorship of Chase Manhattan Bank, within the Visa/MasterCard association for the processing of card transactions and the National Association Clearing House (NACHA) network for the processing of electronic checks and check conversion under the sponsorship of First National Bank of Omaha.

     We provide sellers with point of sale (POS) terminal equipment, transaction routing and authorization, settlement, Internet based processing services, risk management, stored value, loyalty program support and sponsorship into all credit card associations (such as VISA and MasterCard) and major debit networks (such as STAR, Pulse, and NYCE). This combination of products serviced through one provider is unavailable elsewhere in the industry.

     ISO ADVANTAGE SYSTEM (SALES CHANNEL AND SERVICE MANAGEMENT)

     Developed in house by Accesspoint, the ISO Advantage system is a proprietary business management system for the bankcard industry. Using the ISO Advantage Console, a sales agent or group can market to prospective clients, submit merchant applications for real-time approval, real time Merchant ID (MID) generation, automatically activate any number of value-added business services, track their entire portfolio, and view residual reports in real time. It calculates commissions and residuals for sales offices and their agents, and provides an unprecedented amount of control over the information about the merchant application process, service deployment and customer service needs. No competitors of Accesspoint currently offer a system that provides this degree of support and control over sales and business management. Accesspoint believes that the ISO Advantage system presents a significant competitive advantage over other merchant acquirers.

     E-COMMERCE AND SOFTWARE SERVICES

     We offer a number of e-commerce and value-added business services to its' resellers in the bankcard industry and the merchants they support. These services are delivered through two primary software products - Transaction Manager and Merchant Manager Enterprise.

         TRANSACTION MANAGER is a secure web based merchant account administration and transaction processing system. The system provides real-time, electronic payment solutions that enable the acceptance of credit cards, electronic checks, alternative payment types, as well as ACH payments. Processing services support all major credit cards, including consumer, corporate and procurement cards and enable real-time processing of added transaction information such as items sold, discount control, stored value and loyalty benefits. Our system provides support for enterprise wide transaction management and processing across multiples sales channels such as call center, order desk, Internet and field authorizations. The system also provides support for fraud control, order processing and fulfillment compliance features mandated within the Visa/MasterCard system. Additionally, account management and reporting features support both retail (in-store) and Internet point of sale transactions.

         MERCHANT MANAGER ENTERPRISE offers a complete, secure electronic commerce solution that is cost effective and easy to use. Web browser based administration tools provide businesses with a simple interface for controlling catalog and content creation, accounts and discount management, point of sale and inventory control systems, marketing tools and program administration, legacy systems information management through extensive information import and export features, reporting and tracking tools, tax and shipping calculation, and the secure transaction processing features of our Transaction manager system. These services come complete with hosting, e-mail and technical support. The system is virtually platform independent and is accessed through a simple Internet connection.

     While there are some weaknesses inherent in our products, the only notable marketplace disadvantage is the added time and expense required if a business insists that our e-commerce system be fully integrated into the business' back-end systems. Because there is so much diversity in back-end systems, no single e-commerce software product will automatically link to all existing order entry and inventory management modules. Full integration requires either replacing the back-end systems or customizing the e-commerce system to work automatically with the existing back-end systems.

     F.  COMPETITION

     We focus our business on specific markets that historically have been under served by the transaction processing industry. Our multi-application e-payment systems compete at several levels, both directly and indirectly, with providers of financial electronic payment processing, settlement services, software development and e-commerce business solutions. These markets in which we operate are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. The barriers to entry in these various market segments vary, and we expect that competition will continue to intensify in the future.

     Our current and prospective competitors in the market segments we serve include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we do. The major strengths of our competitors in many cases include their longer operating histories, greater installed bases and greater name recognition.

     The markets for electronic payment processing, credit and debit card payment settlement, check conversion and processing programs are all highly competitive. Our principal competitors include major national and regional banks such as Wells Fargo & Co. and Bank of America Corp., local processing banks such as Imperial Bank and Universal Savings Bank, F.A., non-bank processors such as Nova Information Systems, Concord EFS, Inc. and First Data Merchant Services, check conversion and authorization processors such as CrossCheck, Inc. and TeleCheck Services, Inc. and other independent service organizations who re-sell these payment processing services such as Electronic Exchange Systems, Retriever Payment Systems and Cardservice International, Inc. In each of our payment processing service types, we compete against other companies who have a dominant share of each market. Our management estimates that the three largest credit and debit card processors account for roughly 50% of the total credit and debit card processing volumes domestically.

     Additionally, there are competitors in the processing market who focus exclusively on providing electronic payment processing software and hardware services. Our services provide web based or outsourced transaction processing and management software services which compete in this market segment in an Application Service Provider (ASP) model. Our principal competitors in software services include boxed software, or merchant deployed software, developers such as Go Software, Inc. and Hewlett-Packard Co., outsourced or ASP model developers and service providers such as Clear Commerce Corp., Signio (a subsidiary of VeriSign, Inc.) and AuthorizeNet.

     Our multi-application e-payment systems provide support for e-commerce and web based business management and catalog marketing functions. The markets for e-commerce business solutions are intensely competitive and subject to rapid technology changes and can be affected by new product introductions. Our competition comes from several principal segments of this market. These competitive segments consist of companies that sell software solutions that are typically deployed at the merchant's place of business and may include consulting or custom development services, or supported in an outsourced model by Application Service providers (ASP's). Potential competitors in the software development and sales area include Microsoft Corp., IBM, Oracle Corp., Ariba, Inc. and Miva Corp. In the ASP solutions sector we compete with ASP's such as CyberSource Corp., Yahoo Store, FreeMerchant.com and BigStep.com.

     Although it is the opinion of our management that few of our competitors compete favorably in each of the market segments we serve the potential still exists that our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our potential market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

     The major weaknesses of our competitors are varied. Some, such as IBM, Ariba and Oracle are expensive and require the customer to make a major commitment of time and resources to fully integrate e-commerce services and require that the customer still establish a electronic transaction processing relationship with a processor, and license 3rd party software systems for the capture and processing of financial transactions. Other competitors such as BigStep.com and FreeMerchant.com do not supply systems that, in the opinion of our management, are sufficiently robust to meet the needs of businesses in the market segment we target and still require that the customer establish a processing relationship with a processor and pay for the use of transaction processing services.

     Most competitors do not provide the level of service offered by us. In most comparisons, our multi-application e-payment and e-commerce solutions provide more features and superior performance over competitive products, relative to cost. In most cases, the number of differences is substantial. No other competitor's products provide the same capabilities in a situation where a customer requires rapid deployment of a multi-application e-payment and e-commerce system, limited interruption of back-end systems and a reasonable cost.

     We are one of the only providers of a multi-application e-payment and e-commerce service that services all the above referenced market segments. It is the opinion of our management that our business model holds a distinct advantage over our competition by allowing us to establish a multi-faceted service relationship with our clients which in turn allows clients to enjoy the benefits of a comprehensive level of payment options and value-added businesses services without having to manage the multiple business relationships normally required for these functions.

     G.  CUSTOMERS AND MARKETS

     Over one billion people access the Internet and over five billion people pay for products and services each month, where increasingly they encounter an electronic point-of-sale (POS) payment terminal. This vast reach represents an excellent opportunity for our Company. A US Bancorp Piper Jaffray Report from October 2000 highlighted the growth of the electronic payment industry. "While the long-term trend of converting from paper to electronic payments is well understood, we believe we are on the verge of major changes as electronic payments displace paper systems. Although paper-payment methods are currently the dominant form of retail payments, we believe electronic payment market-share gains will be accelerating. We predict that direct electronic payments (credit cards, debit cards, Electronic Benefits Transfer, Automated Clearing House, stored value cards, and future electronic payments), which accounted for an estimated 22% of PCE in 1999, will account for 32% of PCE in 2003 and 37% of PCE in 2005."

     A recent Forrester Research report projects that the non-cash payments services market will reach $11.3 Billion by 2003 (with a compounded growth rate of 86%) and predicted that that 100% of all transactions will be Internet based within several years. Since 1984, the 3 main processors, Visa, MasterCard, and American Express have experienced a 20% average annual growth in global charge volumes. In 1999 card volume in the U.S. generated nearly $1.1 trillion in transaction volume and is growing at an annual rate of 10%. Electronic Fund Transfer and Automated Clearing House networks are expected to process more than 8 trillion transactions annually by the year 2002. Over the next two years, Visa estimates that the use of the Internet (e-commerce) as part of an every day business process will grow at a rate of 81%, raising the current percentage of total Internet based charge volumes from 1% to 10% by 2003. That's over a $15 billion increase. Electronic transactions are more convenient, have lower transaction costs and clear more quickly than paper transactions.

     Management believes that the use and efficiencies of the Internet will be a dominant factor in the growth and proliferation of e-payments and business applications. We have positioned ourselves to service and capture a significant portion of this fast growing market sector.

     H.  INTELLECTUAL PROPERTY

     We have no patented technology that would preclude or inhibit competitors from entering our market. We have made initial inquiry regarding possible registration of the trademarks Merchant Manager (MM) and Transaction Manager
(TM). We have not filed any applications for registration of any trademarks. We have entered into confidentiality and invention assignment agreements with our employees to limit access to and disclosure of our proprietary information. We intend to apply for copyrights as we develop new products and solutions. There can be no assurance that these measures will prove sufficient to prevent misappropriation of our intellectual property or to deter independent third-party development of similar products.

     I.  REGULATION - GOVERNMENTAL APPROVALS

     Our operations are not currently subject to direct regulation by governmental agencies other than regulations applicable to businesses generally. As use of the Internet continues to grow, jurisdictions in which we operate may adopt regulations relating to prices charged users, content, privacy, intellectual property protection, libel or other matters. If adopted, such regulations could significantly affect our results of operations

     J.  EMPLOYEES

     As of December 31, 2000, we had approximately 36 full-time employees and 1 part-time employee. Our employees consist of customer call center representatives, network engineers, software engineers, and administrative personnel. We also contracted with other personnel and subcontractors for various projects on an as-needed basis.

     As of December 31, 2000, our  subsidiary  Processing  Source  International
(PSI) had approximately 35 full-time employees and no part-time employees. PSI's personnel responsibilities consist of risk management underwriting, sales and marketing, sales support and customer service, as well as administrative duties. Our subsidiary Blacksun Graphics, Inc. (BSG) had approximately 5 full-time employees and no part-time employees. All of BSG's five employees are graphic designers and HTML programmers.

     We do not expect to increase our employee count in 2001. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage.


ITEM 2.  DESCRIPTION OF PROPERTY

     We do not own any real property. However, we currently lease, on a month-to-month basis, office space consisting of approximately 6,829 square feet located at 38 Executive Park, Suite 350, Irvine, California. Our current monthly lease payment is $15,707.00. The lessor is The Irvine Company, a Michigan corporation. The lease commenced on June 1, 2000. We share a portion of the above premises with our subsidiary BSG. BSG pays no rent for the use of the space.

     Our subsidiary PSI currently subleases, on a month-to-month basis, office space consisting of approximately 7,452 square feet located at 21031 Ventura Blvd., Woodland Hills, California. Its current monthly lease payment is $9,687.50. The sub-lessor is Employers Reinsurance Corporation, a Missouri corporation. The lease commenced on May 15, 2000.

     Our subsidiary, PSI also currently leases, on a month-to-month basis, office space consisting of approximately 9,924 square feet located at 8430 West Bryn Mawr, Chicago, Illinois. Its current monthly lease payment is $16,540. The sub-lessor is Citicorp North America, Inc., a New York corporation. The lease commenced on January 12, 2000.

ITEM 3.  LEGAL PROCEEDINGS

     We are not party to any legal proceeding, which could have a material effect upon our business, financial condition or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.


                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the over-the-counter bulletin board system (OTC-BB) under the symbol "ASAP." The table below reflects the high and the low bid and ask quotations for each of the Company's fiscal quarters for the last fiscal year. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


                                                        2000
                                       ---------------------------------------

                                              HIGH                 LOW
                                              ----                 ---
                ---------------------- ------------------ --------------------

                1st Quarter                       $ 9.00               $ 5.25
                ---------------------- ------------------ --------------------

                2nd Quarter                       $ 6.38               $ 3.00
                ---------------------- ------------------ --------------------

                3rd Quarter                       $ 4.75               $ 2.78
                ---------------------- ------------------ --------------------

                4th Quarter                       $ 3.88               $ 0.78
                ---------------------- ------------------ --------------------


                                                        1999
                                       ---------------------------------------

                                              HIGH                 LOW
                                              ----                 ---
                ---------------------- ------------------ --------------------

                1st Quarter                       $ 5.75               $ 5.25
                ---------------------- ------------------ --------------------

                2nd Quarter                       $ 6.88               $ 4.62
                ---------------------- ------------------ --------------------

                3rd Quarter                       $ 6.00               $ 4.62
                ---------------------- ------------------ --------------------

                4th Quarter                       $ 6.12               $ 4.44
                ---------------------- ------------------ --------------------


     A.  NUMBER OF HOLDERS

     As of December 31, 2000, the approximate number of common shareholders of record was 216. On March 15, 2001, the last reported sales price of our common stock on the OTCBB was $ 1.69 per share.

     Our stock has had a market price of less than $5.00 per share in recent times. The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price less than $5.00 per share, subject to certain exceptions. Accordingly, our common stock may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase.

     Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of investors to sell our common stock in the public market.

     B.  DIVIDENDS

     The payment of dividends is within the discretion of the Board of Directors of the Company. We currently intend to retain all earnings, if any, in the foreseeable future for use in the development of our business. We have not paid dividends since inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, our financial condition and capital requirements, general business conditions and other factors.

     C.  SALES OF UNREGISTERED SECURITIES

     On April 4, 2000 we sold 27,000 shares of common voting stock to Edmund Faison, Jr., an individual. The shares were sold at a price of $5.00 per share for a total purchase price of $135,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Faison acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Faison.

     On April 15, 2000 we sold 300,000 shares of common voting stock to Starlight International Holdings Limited ("Starlight"). The shares were sold at a price of $3.50 per share for a total purchase price of $1,050,000.00. We did not publicly offer any securities and no underwriter was utilized. We paid a finder's fee of $42,000.00 and a commission of $63,000.00 in connection with the above sale. We issued a total of 24,000 warrants for the purchase of our common stock to Pacific Continental Securities Corporation in conjunction with the sale, as discussed below. We also issued 8,000 warrants to Paul T. Chan and 8,000 warrants to Norman C. Kristoff in conjunction with the sale, as discussed below. We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Starlight is a non U.S. company and neither Starlight nor any person or entity for whom Starlight was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale.

     On May 1, 2000 (and made  effective for  valuation  purposes as of April 7,
2000) we entered into an agreement with Black Sun Graphics, Inc. a California corporation ("BSG"), whereby we acquired all of the outstanding shares of BSG in exchange for 70,000 shares of our common voting stock. The total purchase price for the BSG shares was deemed to be $350,000.00. For purposes of this transaction, our shares were valued at $5.00 per share. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. The
shareholders of BSG acquired our shares for their own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the shareholders of BSG.

     On May 2, 2000 we issued to Bas Mulder 3,400 options to purchase our common stock at an exercise price of $4.75 per share. On the same date we also issued 2,000 options to Richard Calkins, 1,900 options to Brad Martin, 1,280 options to Jeffrey S. Robinson and 1,280 options to Arturo Leon, all at an exercise price of $4.75 per share. The options were issued as employee incentive awards under our 1999 Stock Incentive Plan. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. The above persons acquired the options for their own account for investment with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the options. The options were issued in a private transaction, which was not part of a distribution of options or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the above persons.

     On May 5, 2000 we issued 5,000 shares of common voting stock to Lincoln Trust Co, Cust FBO & Scott Deitler, 5,000 shares of common voting stock to James Toot, and 5,000 shares of common voting stock to Jeff Ploen. The above shares were issued as part of the purchase price for the shares of J.S.J. Capital III, Inc. The issuance resulted in no proceeds to us. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. The above persons acquired the shares for their own account for investment with no then present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares.

     On May 16, 2000, in conjunction with the sale of shares to Starlight, we issued 4,000 warrants for the purchase our common stock to Pacific Continental Securities at an exercise price of $6.00 per share. The warrants may be exercised at any time from the date of issuance until May 16, 2005. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Pacific Continental Securities acquired the warrants for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the warrants. The warrants were issued in a private transaction, which was not part of a distribution of warrants or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Pacific Continental Securities.

     On May 16, 2000, in conjunction with the sale of shares to Starlight, we issued 8,000 warrants for the purchase our common stock to Paul T. Chan at an exercise price of $6.00 per share. The warrants may be exercised at any time from the date of issuance until May 16, 2005. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Mr. Chan acquired the warrants for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the warrants. The warrants were issued in a private transaction, which was not part of a distribution of warrants or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Chan.

     On May 16, 2000, in conjunction with the sale of shares to Starlight, we issued 8,000 warrants for the purchase our common stock to Norman C. Kristoff at an exercise price of $6.00 per share. The warrants may be exercised at any time from the date of issuance until May 16, 2005. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Mr. Kristoff acquired the warrants for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the warrants. The warrants were issued in a private transaction, which was not part of a distribution of warrants or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Kristoff.

     On July 10, 2000 we issued 1,000 shares of common voting stock to Mark Deo, an individual. These shares were issued in exchange for consulting services rendered to the Company pursuant to the Accesspoint Stock Purchase Agreement dated July 10, 2000. This agreement is included in this document as Exhibit
1.15. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Deo acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Deo.

     On July 10, 2000 we issued 1,000 shares of common voting stock to Maxamilian Parker, an individual. These shares were issued in exchange for consulting services rendered to the Company pursuant to the Accesspoint Stock Purchase Agreement dated July 10, 2000. This agreement is included in this document as Exhibit 1.16. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Parker acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Parker.

     On August 10, 2000 we sold 8,000  shares of common  voting stock to Randall
S. Sword, an individual. The shares were sold at a price of $2.50 per share for a total purchase price of $20,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Mr. Sword acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Sword.

         On August 25, 2000 we issued 34,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 68,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 80,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 80,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 13,200 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 20,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 24,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 40,000 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

         On August 25, 2000 we issued 148,368 shares of common voting stock to Pacific Capital Group, Ltd. These shares were issued in relation to short-term convertible debt from Pacific Capital Group, Ltd. as per the Resolution dated August 25, 2000. The issuance of shares on conversion was made pursuant to Regulation S promulgated under the Act.

     On August 30, 2000 we issued 1,000 shares of common voting stock to Corporate Strategies c/o James L. Bartlett. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Mr. Bartlett acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Bartlett.

     On October 5, 2000 we sold 14,637 shares of common voting stock to Pacific Capital Group, Ltd., a corporation. The shares were sold at a price of $1.708 per share for a total purchase price of $25,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation S, and pursuant to Section 25102(f) of the California Corporations Code. Pacific Capital Group, Ltd acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Pacific Capital Group, Ltd.

     On October 11, 2000 we sold 39,474 shares of common voting stock to Pacific Capital Group, Ltd. The shares were sold at a price of $1.52 per share for a total purchase price of $60,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation S, and pursuant to
Section 25102(f) of the California Corporations Code. Pacific Capital Group, Ltd. acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Pacific Capital Group, Ltd.

     On October 18, 2000 we sold 33,500 shares of common voting stock to Pacific Capital Group, Ltd. The shares were sold at a price of $1.374 per share for a total purchase price of $46,042.50. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act,

Regulation S, and pursuant to Section 25102(f) of the California Corporations Code. Pacific Capital Group, Ltd. acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Pacific Capital Group, Ltd. Subject to authorization and request on the part of Pacific Capital Group, Ltd., the subject shares were issued in the name of Ed Van Maanen.

     On October 21, 2000 we sold 26,666 shares of common voting stock to Verve Ventures, a Nevada corporation. The shares were sold at a price of $1.50 per share for a total purchase price of $40,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Verve Ventures acquired the shares for their own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Verve Ventures.

     On November 7, 2000 we sold 15,000 shares of common voting stock to Ken Nagel, an individual. The shares were sold at a price of $2.75 per share for a total purchase price of $41,250.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Mr. Nagel acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Nagel.

     On November 13, 2000 we issued 15,000 shares of common voting stock to John Dupont, an individual. The shares were issued in exchange for consulting services valued at a price of $3.00 per share for a total valuation of $45,000. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above issuance, offer or sale. The issuance, offer or sale was exempt pursuant to Section 4(2) of the Act, Regulation S, Regulation D promulgated thereunder, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Dupont acquired the shares for his own account in exchange for services rendered to the Company with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Dupont.

     On December 21, 2000 we sold 18,805 shares of common voting stock to Citizen Asia Pacific Limited. The shares were sold at a price of $0.593 per share for a total purchase price of $11,160.68. We did not publicly offer any securities and no underwriter was utilized. We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Citizen Asia Pacific Limited is a non U.S. company and neither Citizen Asia Pacific Limited nor any person or entity for whom Citizen Asia Pacific Limited was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale.

     On December 21, 2000 we sold 400,000 shares of common voting stock to Citizen Asia Pacific Limited. The shares were sold at a price of $0.438 per share for a total purchase price of $175,000.00. We did not publicly offer any securities and no underwriter was utilized. We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Citizen Asia Pacific Limited is a non U.S. company and neither Citizen Asia Pacific Limited nor any person or entity for whom Citizen Asia Pacific Limited was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale. Subject to authorization and request on the part of Citizen Asia Pacific Limited, the subject shares were issued in the name of Ed Van Maanen.

     D.  USES OF PROCEEDS FROM SALES OF UNREGISTERED SECURITIES

     The proceeds from the above sales of unregistered securities were used primarily to fund the day-to-day operations of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this document. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

THE DISCUSSION IN THIS SECTION AND OTHER PARTS OF THIS REGISTRATION STATEMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THEY ARE MADE AS OF THE DATE OF THIS REGISTRATION STATEMENT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THEM.

         A.       Summary of Financial Data

     The following summary financial data should be read together with this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included herein.



                           STATEMENT OF OPERATIONS(1)
                           -----------------------

                                                                          YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
                                                                   2000                             1999
                                                                   ----                             ----
Revenues.............................................           $        2,261,752              $         2,479,770

Cost of sales and services...........................                      324,744                          426,902

Selling and marketing................................                      261,715                          603,461

General and administrative...........................                    5,561,488                        2,879,103

Depreciation.........................................                      287,317                          161,071

Profit (loss) from operations .......................                   (4,173,512)                      (1,590,767)

Other expense, net ..................................                    1,045,336                           72,603

Extraordinary expense................................                            0                          169,875

Income taxes paid....................................                        2,400                            1,600
                                                         --------------------------      ---------------------------
Net profit (loss)....................................          $        (5,221,248)             $        (1,834,845)
                                                         ==========================      ===========================
Net loss per Common Share:
     Basic:..........................................          $            (0.33)              $             (0.12)
     Diluted:........................................          $            (0.33)              $             (0.12)
Weighted average number of Common Shares:
     Basic:..........................................                   15,694,780                       14,704,000
     Diluted:........................................                   15,694,780                       14,704,000



                         CONSOLIDATED BALANCE SHEET(2)
                         --------------------------

                                                                           YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------------
                                                                    2000                             1999
                                                                    ----                             ----
Cash.................................................          $             31,954             $             54,348
Accounts receivable, net.............................                       200,624                          560,845
Other current assets.................................                        45,022                           33,317
Fixed assets, net(3).................................                       719,167                          452,259
Other assets.........................................                       413,796                           32,337
                                                          --------------------------       --------------------------
  Total assets.......................................                     1,410,563                        1,133,106
                                                          ==========================       ==========================

Total current liabilities............................                     3,552,489                        1,035,322
Long term liabilities................................                       283,990                          378,925
                                                          --------------------------       --------------------------
  Total liabilities                                                       3,836,479                        1,414,247
                                                          --------------------------       --------------------------

Common stock.........................................                        16,558                           14,832
Additional paid in capital...........................                     5,390,011                        2,315,265
Retained earnings (deficit)..........................                    (7,832,485)                      (2,611,238)
                                                          --------------------------       --------------------------
  Total shareholders' equity (deficit)...............                   (2,425,916)                         (281,141)
                                                          ==========================       ==========================
  Total liabilities and stockholders' equity.........          $         1,410,563              $          1,133,106
                                                          ==========================       ==========================

-----------------------------
(1) For the fiscal years, 2000 and 1999, other than capital raised purusant to stock sales, we have had no operations and no revenue prior to the merger with our predecessor, Accesspoint Corporation. However, our predecessor, Accesspoint Corporation has had prior revenue. The merger has been treated as a pooling transaction for accounting purposes.
(2) For the fiscal years ended, 2000 and 1999, other than capital raised pursuant to stock sales, the Company has had no operations and no revenue prior to the merger with the Company's predecessor, Accesspoint Corporation.
(3) Net accumulated depreciation of $631,636 and $344,329 in 2000 and 1999, respectively.

                                      -16-

     B...OVERVIEW

     Our primary software products consists of Merchant Manager Enterprise, a complete and secure fully hosted e-commerce solution for small to midsize businesses, which provides an on-line store, catalog and credit card processing abilities; Transaction Manager, an on-line credit card processing solution for small to midsize businesses; and Merchant Manager, hosted e-commerce solution providing a simple to learn and simple to use set of tools derived from Merchant Manager Enterprise. We provide hosting services in conjunction with its software products.

     We have incurred losses since the inception of its operations. At December 31, 2000, we had an accumulated deficit of $(7,832,485). To date, we have relied substantially on private placement offerings of debt and equity to offset its losses and to fund its ongoing operations, research and development programs and business activities.

     C.  RESULTS OF OPERATIONS

     Year Ended, December 31, 2000 Compared With Year Ended, December 31, 1999

     Revenues for the year ended, December 31, 2000 decreased to $2,261,752 from $2,479,770 for the year ended, December 31, 1999. The decrease of $218,018, or 8.8% is due primarily to our focus on the development of our transaction processing and underwriting platform over a nine month period which diverted key management and employee time from the sale and promotion of retail web and merchant services which resulted in an overall decrease in retail sales.

     Cost of sales for the year ended, December 31, 2000 decreased to $324,744 from $426,902 for the year ended, December 31, 1999. The decrease of $102,158 or 23.9% resulted primarily from our reduction in sales associated with the diversion of key management and employee time from the sale and promotion of retail web and merchant services, which resulted in an overall decrease in retail sales.

     Selling and marketing expenses for the year ended, December 31, 2000 decreased to $261,715 from $603,461 for the year ended, December 31, 1999. This decrease of $341,746, or 56.6% resulted primarily from the decrease in commissions associated with the decline in sales from the retail division of our subsidiary, PSI. Moreover, we have focused on reducing overhead costs, including the reduction in trade show expenses, advertising consulting costs, and printing costs for brochure and promotional materials during the development of our processing and underwriting platform.

     General and administrative expenses for the year ended, December 31, 2000 increased to $5,848,805 from $3,040,174 for the year ended, December 31, 1999. The increase of $2,808,631, or 92.4% resulted primarily from an increase in legal and accounting expenses, an increase in total payroll expense of $1,722,127 from $1,511,520 in 1999 to $3,233,647 in 2000, and an increase in travel expenses primarily due to business development needs during the development of our processing and underwriting platform. Depreciation expense also increased in the amount of $126,246 from $161,071 in 1999 to $287,317 in 2000 due to the increase in fixed assets.

     Interest expense, net, for the year ended, December 31, 2000 was $144,619, as compared to $72,603 for the year ended, December 31, 1999. The increase of $72,016, or 99.2% in interest expense resulted primarily from the addition of furniture & fixtures and computer equipment financed under capital lease agreements.

     Other expense, net, for the year ended, December 31, 2000 was $900,717. This includes primarily the write-off of bad debt and the accrual of penalties associated with unpaid payroll taxes.

     Extraordinary expense for the year ended, December 31, 2000 was $0, as compared to $169,875 for the year ended, December 31, 1999. The decrease of $169,875, or 100.0% was a direct result of payment of a settlement amount under a lawsuit in 1999. PSI vigorously contested the action and concluded that it was in the best interests of PSI to resolve the matter without incurring further attorney's fees. The expense was a one-time charge.

     Net loss for the year ended, December 31, 2000 and the year ended, December 31, 1999 was $(5,221,248) and $(1,834,845), respectively.

     D.  Liquidity and Capital Resources

     Working capital (deficit) at December 31, 2000 was $(3,274,889) as compared to $(386,812) at December 31, 1999.

     We have funded our operations and working capital needs through a series of private equity and debt offerings including Regulation D and Regulation S private placements and loans.

     Cash and cash equivalents at December 31, 2000 were $31,954, a decrease of $22,394 from December 31, 1999. During the year ended, December 31, 2000, the Company used $3,429,357 net cash in operating activities as compared to using $1,820,110 for the year ended, December 31, 1999. This increase of cash used in operations of $1,609,247 was primarily a result of the increase in the net loss for 2000, coupled with an increase in payroll tax liabilities for the fiscal year 2000.

     During the year ended, December 31, 2000, we used $218,325 for investing activities as compared to $28,844, for the year ended, December 31, 1999. The increased use of cash for investing activities resulted from an increase in the acquisition of fixed assets.

     During the year ended, December 31, 2000, we generated net cash of $3,625,287 from financing activities as compared to $1,896,018 for the year ended, December 31, 1999. The increase of $1,729,269 resulted from funds raised in a Regulation D, Rule 504, and Regulation S, Rule 144 private placement of common stock.

     We currently leases office space on a short-term twelve-month sub-lease basis and could be required to move after the expiration of the twelve-month period in June 2001. We may attempt to re-negotiate a longer-term lease at its present location. The major capital expenditures we could incur if it needed to move would be related to relocation of office computers, local area network hardware, office telephony and office equipment and furniture. However, we house our Internet computer servers and Internet network equipment and components at the Exodus Communications Center located in Irvine, CA. We do not anticipate a foreseeable need to re-locate its Internet computer servers, Internet network equipment and components.

     We had, at December 31, 2000, working capital of $(3,274,889). We believe that cash generated from operations will not be totally sufficient to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements. We do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.

     E.  Net Operating Loss

     For federal income tax purposes, we have net operating loss carryforwards of approximately $1,792,600 as of December 31, 1999 and $7,010,000, as of December 31, 2000. These carryforwards will expire at various dates through the year and 2015. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations (see "Risks of Our Business Limitations on Net Operating Loss Carry Forward")


ITEM 7.  FINANCIAL STATEMENTS

     Our audited consolidated financial statements for the period ended December 31, 2000 are filed herewith.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     A.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of our Company and the key management personnel as of December 31, 2000. The Board of Directors of our Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Except as otherwise noted, there are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.


                         DIRECTORS & EXECUTIVE OFFICERS


        NAME                      AGE                         POSITION
                                               Chairman of the Board of Directors, Chief Executive Officer,
  Tom M. Djokovich                 43          Secretary

  James W. Bentley                 54          President, Director

  Tamara A. Djokovich              37          Treasurer, Director
                                               Chief Executive Officer, PSI & Office of the President and
  Alfred Urcuyo                    37          Director, Accesspoint Corporation
                                               Chief Executive Officer, BSG & Vice President of Graphic &
  Bas Mulder                       45          HTML Technologies, Accesspoint Corporation

  Mark Deo                         44          Director



                            KEY MANAGEMENT PERSONNEL


        NAME                      AGE                         POSITION
 Eric Odegard                      31          Senior Vice President of Business Development

 Dave Vargha                       38          Vice President of Business Development

 Walter Burch                      46          Vice President of Operations

 Kyle Waltz                        27          Vice President of Software Engineering

 Richard B. Anderson               31          Controller

 Travis Williams                   32          Director of Customer Care

     B.  BACKGROUND AND EXPERIENCE - DIRECTORS AND EXECUTIVE OFFICERS

     TOM M. DJOKOVICH, CHAIRMAN AND CEO

     Mr. Djokovich is the founder of our Company and served as Chairman of the Board and Chief Executive Officer from inception until October 1997. Tom M. Djokovich is married to Tamara A. Djokovich who serves as a Director of the Company. Mr. Djokovich was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Prior to establishing the Company, Mr. Djokovich was the owner and operator of TMD Construction and Development, a real estate construction and development management company he founded in 1979. TMD provided commercial, industrial and custom residential construction services as a licensed contractor in California, including effective cost management of multimillion-dollar projects incorporating hundreds of employees, subcontractors and international materials acquisition. Mr. Djokovich was responsible for the direct management of projects, operations and client development. In 1994, the concrete industry awarded Mr. Djokovich their highest recognition for "Best Custom Home Project" in their national and international competitions. Mr. Djokovich has also provided construction management and real estate deposition services as a court appointed receiver, consulting on 15 projects to date.

     JAMES W. BENTLEY

     Mr. Bentley serves as our President and as a member of our Board of Directors. James W. Bentley is married to Mary Ann Bentley who serves as our Operations Manager and Vice President. Mr. Bentley was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Mr. Bentley also serves as Chairman of the Board for Bentley Simonson, an independent oil and gas production and exploration company he co-founded in 1987. Prior to joining the Company, Mr. Bentley was a consulting engineer for Little Chemical Company, a specialty chemical company, from 1992 to 1996. In 1992, Mr. Bentley founded Bentley Marine Video, a technology company, which supplied the U.S. military with computer hardware, underwater video and night vision technology, where his flagship product received the Testers Choice Award from Scuba Diver Magazine. Bentley Marine Video was recently sold by Mr. Bentley. In 1988, Mr. Bentley co-founded Quest Marine Video, a manufacturer of underwater video equipment, serving as its Chairman of the Board and Chief Executive Officer until its sale in 1992. In 1971, Mr. Bentley founded Bentley Ranches, Inc., a 50,000-acre cattle ranch with interests in cattle, hay and timber, serving as its President until its sale in 1993. From 1963 to 1970, Mr. Bentley helped his father launch Bentley Laboratories, a medical device manufacturer, which went public in 1969 and was subsequently sold to American Hospital and Supply in 1980.

     TAMARA A. DJOKOVICH

     Mrs. Djokovich was elected to the Board of Directors on March 19, 1999 and her term expires at the next election of Directors. Tamara A. Djokovich is married to Tom M. Djokovich who serves as a Chairman of the Board of Directors, Chief Executive Officer and Secretary of the Company. From 1995-1999, Mrs. Djokovich served as the Assistant City Attorney for the City of Santa Ana, working primarily with the Public Works Agency, specializing in construction law and solid waste law. From 1991 to 1994, Mrs. Djokovich served as General Counsel for the Central Orange County Fixed Guideway Agency. Prior to working for the City of Santa Ana, Mrs. Djokovich was an Associate Attorney for the Law Offices of Bowie, Arneson, Kadi & Dixon, where she represented various water and school districts throughout Southern California. Mrs. Djokovich holds a Bachelor's Degree from the University of California, Irvine, and a Law Degree from Western State University.

     ALFRED URCUYO

     Mr. Urcuyo was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Mr. Urcuyo is a successful entrepreneur and business executive. In 1999, Mr. Urcuyo founded Processing Source International (PSI) to provide merchants with fully integrated, one-stop-shop e-commerce solutions. He successfully negotiated strategic alliances with Internet companies such as Sage Networks, IdeaCenter and Las Vegas Internet. Prior to founding PSI, Mr. Urcuyo, recognizing the tremendous market opportunities in the transaction processing industry, founded Cardservice America as an independent agent of Cardservice International. In the first year, his company produced the second highest sales of debit transactions in the nation for Cardservice International. In 1997, Mr. Urcuyo founded Home Loan Mortgage and within one year, he successfully sold the business. In 1996, Mr. Urcuyo founded Marketplace Consulting, Inc. Marketplace Consulting served several major clients, such as Peter Foy & Associates, whose client list includes J.D. Power & Associates, Dewey Pest Control, and Hughes Supermarkets. In 1992, Mr. Urcuyo joined Southern California Construction Consultants as General/Sales Manager. He recruited a sales staff of over 60 people and helped build a successful home improvement company. In 1988, Mr. Urcuyo entered into a distribution agreement with Multi-Flavor, a small manufacturer of yogurt machines. Over the next four years, he built a successful national sales distribution organization and increased sales over 600%. Prior to Multi-Flavor, Mr. Urcuyo joined Poolsaver, an Anthony Industry company, where he set several sales records and was offered the position of General Manager for the Northern California Division.

     BAS MULDER

     Mr. Mulder serves as Vice President of Graphics & HTML Technologies for Accesspoint and as CEO/President of Black Sun Graphics. Bas Mulder is the founder of Black Sun Graphics, which merged with Accesspoint in April 2000. Black Sun Graphics specializes in the design of Internet graphics and web site creation, including 3D design and modeling, animation, streaming audio and video, Macromedia Flash, Java Scripting and e-commerce. Client industries range from software/hardware, dental, manufacturing and construction to make-up school for the movie industry.

     Since 1997 Mr. Mulder has worked closely together with Accesspoint to design websites, software interfaces for Merchant Manager and Transaction Manager and collateral materials. Prior to founding Black Sun Graphics, Bas Mulder worked as an adviser and consultant for advertising companies in the Netherlands to establish Computer Graphic Departments. From 1993 Bas Mulder worked in association with several Internet Service Providers in the U.S. to create web sites and Internet based programs like e-commerce packages and web site creation programs.

     Mr. Mulder completed his Masters in Garden & Landscape Architecture and Town & Country Planning at the University of Wageningen, The Netherlands. He has traveled extensively in Europe, North and Central America. Mr. Mulder and his family reside in Laguna Niguel, California.

     MARK DEO

     Mr. Deo serves as a member of our Board of Directors. Mr. Deo was elected to the Board of Directors on March 19, 1999 and his term expires at the next election of Directors. Mr. Deo also has served as a consultant to our Company since June 1998. He is the founder and senior partner in I.T. Advertising, a full service marketing and management firm founded in 1991. Mr. Deo assists clients in strategic planning and direction in both marketing and management. In addition he was senior VP of The Elite Group, an international marketing and management-consulting group. With the Elite Group, Mr. Deo led the consulting relationship for American Express and consulted the Yamaha Corporation in their Hamamatsu offices. Mr. Deo is also a dual course instructor for Dale Carnegie training worldwide.

     C.  BACKGROUND AND EXPERIENCE - KEY MANAGEMENT

     ERIC ODEGARD, SENIOR VICE PRESIDENT OF BUSINESS DEVELOPMENT

     Eric Odegard joins PSI after several successful tenures in the underwriting and risk management industries. As National Sales Manager for the LMA Underwriting Agency of Minneapolis, MN, Eric created a successful national sales campaign insuring acquiring banks as well as Independent Sales Organizations against chargeback liability.

     More recently, Eric has served as Vice President of Business Development for creditcards.com (formerly Electronic Card Systems, ECS) of Los Angeles, California primarily responsible for the recruitment, support and servicing of outside sales organizations on a national basis. Mr. Odegard holds degree in Business

Administration from the University of North Dakota with majors in both Financial Management and Economics.

     DAVE VARGHA

     Mr.Vargha brings to the Company over 15 years of extensive sales management expertise. Mr. Vargha, previously an employee of Processing Source International
(PSI), who helped in the formation of PSI, recently became an employee of the Company as Vice President of Business Development. Prior to PSI, Mr. Vargha was acting Chief Financial Officer and Vice President of Operations for Cardservice America, a merchant bankcard sales organization. From 1994 to 1997, Mr. Vargha started and ran his own painting and home improvement business, Home Improvement Specialists. Mr. Vargha holds a Bachelor's Degree from the University of California, Santa Barbara.

     WALTER BURCH, VICE PRESIDENT OF OPERATIONS

     Walter Burch joins Processing Source International after more than twenty years experience consulting in the areas of Corporate Communications, Business Development, Marketing, Advertising, and Media Production. As the Vice President of Webco, Inc., Mr. Burch developed print and electronic media and corporate development strategies for Fortune 500 companies such as Xerox (Enterprise Technical Operations, Orange County, CA), Computer Science Corporation and Merisel, Inc. (El Segundo, CA), Experian Corporation, Nestle Corporation (Glendale, CA), and Enron Energy (Houston, TX).

     Mr. Burch has also served as a writer and announcer for commercial radio and television as well as a producer for independent documentaries for organizations and businesses.

     KYLE WALTZ, VICE PRESIDENT, SOFTWARE ENGINEERING

     Mr. Waltz Senior joined our Company as Senior Programmer in June 1996. Since that time, he has established himself as a team leader and an integral part in the development of the Merchant Manager system. Mr. Waltz has extensive knowledge and background in the areas of HTML, DHTML, ASP, COM, data base programming and various programming languages necessary for product development within the Company's core group of business offerings. Mr. Waltz has successfully completed courses in Object Oriented C++, Visual Basic, Data Structures and ADA.

     RICHARD B. ANDERSON

     Mr. Anderson brings over six years of senior accounting and financial experience to Accesspoint. Prior to joining our Company, he held a senior financial position for Rainmaker Systems, Inc., where he was an integral part in their Initial Public Offering due diligence process associated with the filing of their S-1 document with the Securities and Exchange Commission. Mr. Anderson has extensive experience in both financial reporting and analysis. Prior to working for Rainmaker Systems, he was a Financial Analyst for Computer
Marketplace, Inc. Mr. Anderson received his Bachelor's Degree in Finance from Arizona State University.

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

     D.  BOARD OF ADVISORS

     The Board of Advisors advises our Company's management team, with respect to technological and commercial issues concerning the Company's areas of interest. Our Company's practice has been, and is expected to continue to be, to consult with members of the Board of Advisors on an individual basis as needed.

All of the members of the Board of Advisors have entered into confidentiality agreements with our Company, and subject to this constraint, the Board of Advisors are entitled to accept employment with, or provide consulting services to others, including competitors or potential competitors of the Company.

     GREG S. TOLLESON, CPA

     Mr. Tolleson is the managing partner of Tolleson & Associates, an accountancy firm providing consulting, accounting and income taxation services to over three hundred clients in varied businesses, including numerous technology and telecommunications companies. Prior to forming Tolleson & Associates, Mr. Tolleson spent eleven years with the international accounting firm of Deloitte & Touche, LLP, providing consulting, accounting and income tax services for a variety of clients ranging from small businesses and wealthy individuals to multinational corporations. Mr. Tolleson was a designated specialist in the area of hi-tech companies as well as the lead specialist for the Orange County office in the taxation of international operations. Mr. Tolleson holds a Masters Degree in income taxation. He is also a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

     E.  Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us, we believe that, during the year ended December 31, 2000, all of our officers, directors and greater- than-ten percent stockholders complied with all Section 16(a) filing requirements, except that reports on Form 3 were filed late by Tom M. Djokovich (and Tamara Djokovich), James W. Bentley (including Bentley Family 1995 Trust and Bentley Trust "C"), Alfred Urcuyo and David Vargha with respect to their first required disclosure upon becoming subject to the requirements of Section 16(a), and one (1) Form 4 which has not been filed by Alfred Urcuyo with respect to a grant of options that occurred in the Fiscal Year 2000.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation earned for the Company's fiscal year ended December 31, 2000, by its Chief Executive Officer and other covered persons:


                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------
                                            Annual Compensation                     Long-Term Compensation
                                     --------------------------------- -----------------------------------------------
                                                                                Awards           Payouts
                                                                       ------------------------ ----------
   Name and Principal        Year       Salary     Bonus        Other   Restricted   Securities   LTIP      All other
        Position                          ($)       ($)          ($)       Stock      Underlying  Payouts     compen-
                                                                          Award(s)     Options               sation
                                                                            ($)         (#)         ($)        ($)
           (a)                (b)        (c)         (d)         (e)        (f)         (g)         (h)        (i)
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
Tom M. Djokovich, CEO &      2000(4)  $ 150,000   $ 50,000     $    0            0           0      $   0      $    0
Chairman of the Board of
Directors
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1999(5)    150,000     50,000   $ 55,153            0   1,932,693          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1998(6)     65,430          0     54,570            0           0          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
James W. Bentley,            2000             0          0          0            0           0          0           0
President, Director(7)
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1999             0          0          0            0           0          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1998             0          0          0            0     993,725          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
Alfred Urcuyo,               2000       134,484          0          0            0      32,051          0           0
Office of the President
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1999       128,881          0          0            0  1,424,5308          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1998        77,212          0          0            0           0          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
Bas Mulder,                  2000        53,942      2,032          0            0       3,400          0           0
Vice President of
Graphic & HTML
Technologies
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1999             0          0          0            0           0          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1998             0          0          0            0           0          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
David Vargha,                2000       105,840          0          0            0           0          0           0
Vice President of
Business Development
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1999       104,443          0          0      157,500     315,000          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------
                             1998        60,071          0          0            0           0          0           0
-------------------------- --------- ----------- ---------- ---------- ------------ ----------- ---------- -----------

-----------------------------
(4) Bonus represents compensation earned in 2000 and 1999 but which was deferred and remains currently unpaid. Other compensation represents amounts paid to executive for deferred compensation from prior periods.
(5) Other compensation represents amounts paid to Executive for deferred compensation from prior periods.
(6) Other compensation represents amounts paid to Executive for deferred compensation from prior periods.
(7) James W. Bentley, President and a Director of the Company does not have Employement Agreement with the Company, nor was he compensated as the President nor as a Director in each of the last three (3) fiscal years. Included in Securities Underlying Options are options issued to Bentley Family 1995 Trust and the Bentley Family Trust "C" in the amounts of 415,980 and 577,745, respectively, where James W. Bentley is a beneficiary.
(8) In Fiscal Year 1999, Al Urcuyo was granted 1,400,000 options to purchase our common stock. This grant was forfeited by Mr. Urcuyo in Fiscal Year 2000.

     A.  INDIVIDUAL EXECUTIVE COMPENSATION

     TOM M. DJOKOVICH

     Tom M. Djokovich is CEO and Chairman of the Board of Directors of our Company. We entered into an employment Agreement with Tom M. Djokovich dated January 4, 1999. The term of the Agreement is for a period of three (3) years and commenced on the date of execution and continues to and including December 31, 2001. The Employment Agreement provides for a base annual salary of $200,000 and other benefits. The base salary may be increased in an amount to be determined by the Board of Directors of the Company. Such increase amount may be an amount equal to the compensation then in effect multiplied by a fraction of not less then ten (10%) percent. The adjustments cannot reduce the base salary. The employment agreement also provides for the deferral of up to 25% of Mr. Djokovich's base salary for the first two (2) years without the prior approval of Mr. Djokovich. Furthermore, at any time during the balance of the term of the Agreement, the Company may defer up to $1,500 monthly of the Base Salary without Mr. Djokovich's consent. In such case, salary deferred will be exchanged for a note payable equal to the amount of salary deferred, and will accrue interest at a rate of eight (8%) percent per annum, and shall be due and payable within twelve (12) months of the execution of the note and/or immediately upon termination of the agreement. Mr. Djokovich and the Company may negotiate and mutually agree to repay any outstanding note payable in shares or options for shares of Common Stock in lieu of cash. The Employment Agreement provides for the payment of cash bonuses based on the gross revenue attainment of the Company during the term of each full fiscal year.

     The Employment Agreement with Mr. Djokovich also provides for non-cash compensation. In addition to the cash compensation set forth above, we have granted, to Mr. Djokovich an option to purchase 50,000 shares of our Company's Common Stock per year during the term of the Agreement, with an exercise price of $2.00 each, which will vest at the rate of 1/12th (4,166.66) per month during the first and each subsequent year of the Agreement. The options shall be exercisable for a period of five (5) years from the grant date (January 4, 1999) and shall carry the same registration rights granted to members of our Company's executive management team. As of December 31, 2000, Mr. Djokovich has elected to defer such granting of additional options to purchase shares of our Company's common stock.

     JAMES W. BENTLEY

     James W. Bentley is President and a Director of our Company. We did not enter into an Employment Agreement with James W. Bentley. We does not compensate James W. Bentley as the President nor as a Director. Furthermore, Mr. Bentley does not have a stock option agreement with our Company.

     TAMARA DJOKOVICH

     Tamara Djokovich is Treasurer and a Director of our Company. We did not enter into an Employment Agreement with Tamara Djokovich. We do not compensate Tamara Djokovich as the Treasurer nor as a Director. Furthermore, Mrs. Djokovich does not have a stock option agreement with our Company.

     ALFRED URCUYO

     Alfred Urcuyo is President and Chief Executive Officer of Processing Source International, Inc. (PSI), a wholly owned subsidiary of our Company, and holds the Office of the President and serves as a Director of our Company. PSI entered into an employment Agreement with Alfred Urcuyo on July 30, 1999. The term of the Agreement is for a period of five (5) years and commenced on the date of execution and continues to and including July 30, 2004. The Employment Agreement provides for an annual salary of $134,484 and other benefits. The base salary may be increased in an amount to be determined by the Board of Directors of our Company. It is proposed that such increase amount be an amount equal to the compensation then in effect multiplied by a fraction of not less then seven (7%) percent. The Employment Agreement provides for the payment of cash bonuses based on the gross revenue attainment of the Company during the term of each full fiscal year.

     The Employment Agreement with Mr. Urcuyo also provides for non-cash compensation. In addition to the cash compensation set forth above, the Company granted to Mr. Urcuyo an option to purchase 19,530 shares of our Company's Common Stock per year during the term of the Agreement, with an exercise price of $3.00 each, which vest at a rate of 1/12th (1,627.50) per month during the first and each subsequent year of this Agreement. The options are exercisable for a period of five (5) years from the grant date and carry the same registration rights granted to members of PSI's and our Company's executive management team.

     DAVID VARGHA

     David Vargha was, as of December 31, 2000, Vice President of Business Development of our Company. PSI entered into an employment Agreement with David Vargha on July 30, 1999. We had no employment agreement with Mr. Vargha.

     The following table sets forth information on grants of stock options by the Company to the Named Executive Officers during its last completed fiscal year:


                        OPTION GRANTS IN LAST FISCAL YEAR
                               [Individual Grants]

-----------------------------------------------------------------------------------------------------------------------

                                       Number of        Percent of
                                      Securities      Total Options
              Name                    Underlying        Granted to
                                    Options Granted    Employees in   Exercise Price       Market      Expiration Date
                                          (#)          Fiscal Year        ($/Sh)        Price ($/Sh)
               (a)                        (b)              (c)              (d)             (e)              (f)
---------------------------------- ------------------ --------------- ---------------- --------------- ----------------
Tom M. Djokovich, CEO, Chairman
of Board of Directors                              0           0.0 %                0            0.00             N/A
---------------------------------- ------------------ --------------- ---------------- --------------- ----------------
James W. Bentley, President,
Director                                           0           0.0 %             0.00            0.00              N/A
---------------------------------- ------------------ --------------- ---------------- --------------- ----------------
Alfred Urcuyo, Office of the
President                                     32,051          38.8 %             3.12            3.12         08/14/05
---------------------------------- ------------------ --------------- ---------------- --------------- ----------------
Bas Mulder, Vice President of
Graphic & HTML Design                          3,400           4.1 %             4.75            4.75         05/01/05
---------------------------------- ------------------ --------------- ---------------- --------------- ----------------
David Vargha, Vice President of
Business Development                               0           0.0 %             0.00            0.00              N/A
---------------------------------- ------------------ --------------- ---------------- --------------- ----------------

     The following table sets forth information regarding exercise of stock options by the Named Executive Officers during its last completed fiscal year. There were no options exercised by the Named Executive Officers during 2000:


              AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR-END OPTION VALUES

---------------------------------------------------------------------------------------------------------------------

       Name                 Shares       Value      Number of Securities Underlying        Value of unexercised
                         Acquired on    Realized    Unexercised Options at FY-End    In-the-Money Options at FY-End
                           Exercise
                             (#)          ($)                 (#)                               ($)(9)
                                                   --------------------------------- --------------------------------
                                                     Exercisable     Unexercisable    Exercisable     Unexercisable
------------------------- ------------ ----------- --------------------------------- --------------------------------
       (a)                   (b)          (c)                     (d)                              (e)
------------------------- ------------ ----------- ---------------- ----------------- -------------- ----------------
Tom M. Djokovich, CEO,
Chairman of Board of                0     $  0.00          231,100                 0     $  152,803       $     0.00
Directors                           0        0.00        1,882,693                 0      1,282,490             0.00
------------------------- ------------ ----------- ---------------- ----------------- -------------- ----------------
                                    0        0.00          138,660                 0         98,615             0.00
                                    0        0.00          277,320                 0        188,910             0.00
                                    0        0.00          115,550                 0         61,380             0.00
                                    0        0.00          154,065                 0        101,868             0.00
James W. Bentley,                   0        0.00          154,065                 0        101,868             0.00
President, Director                 0        0.00          154,065                 0        101,868             0.00
------------------------- ------------ ----------- ---------------- ----------------- -------------- ----------------
                                    0        0.00            2,778             2,222           0.00             0.00
Alfred Urcuyo, Office               0        0.00            6,510            13,020           0.00             0.00
of the President                    0        0.00                0            32,051           0.00             0.00
------------------------- ------------ ----------- ---------------- ----------------- -------------- ----------------

Bas Mulder, Vice
President of Graphic &
HTML Design                         0        0.00                0             3,400           0.00             0.00
------------------------- ------------ ----------- ---------------- ----------------- -------------- ----------------

David Vargha, Vice
President of Business               0        0.00           15,000                 0           0.00             0.00
Development                         0        0.00                0           300,000(10)       0.00             0.00
------------------------- ------------ ----------- ---------------- ----------------- -------------- ----------------



-------------------------
(9)  Based on the closing stock price of $1.0312 at December 31, 2000.
(10) These options, as of December 31, 2000, were terminated by subsequent action.

     The following table sets forth information regarding each award made to the Named Executive Officers by the Company of stock options under any Long-Term Incentive Plan during its last completed fiscal year:


                               LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

--------------------------------------------------------------------------------------------------------------------

                                                       Performance            Estimated Future Payouts Under
                                                         of Other              Non-Stock Price-Based Plans
                                         Number of        Period      -----------------------------------------------
                Name                   Shares, Units      Until
                                      or Other Rights   Maturation      Threshold        Target          Maximum
                                            (#)         or Payout       ($ or #)        ($ or #)        ($ or #)
                (a)                         (b)            (c)            (d)            (e)              (f)
------------------------------------- ---------------- ------------- -------------- --------------- ----------------

Tom M. Djokovich, CEO and Chairman
of the Board of Directors                           0          N/A            N/A             N/A              N/A
------------------------------------- ---------------- ------------- -------------- --------------- ----------------

James W. Bentley, President,
Director                                           0           N/A            N/A             N/A              N/A
------------------------------------- ---------------- ------------- -------------- --------------- ----------------
Alfred Urcuyo, Office of the
President                                           0          N/A            N/A             N/A              N/A
------------------------------------- ---------------- ------------- -------------- --------------- ----------------

Bas Mulder, Vice President of
Graphic & HTML Design                           3,400          N/A            N/A             N/A              N/A
------------------------------------- ---------------- ------------- -------------- --------------- ----------------

David Vargha, Vice President of
Business Development                                0          N/A            N/A             N/A              N/A
------------------------------------- ---------------- ------------- -------------- --------------- ----------------

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2000 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (ii) the number of shares of Common Stock owned by each such person and group and (iii) the percent of the Company's Common Stock so owned. Share ownership is based upon 16,557,560 shares of common stock outstanding on December 31, 2000.



-----------------------------------------------------------------------------------------------------------------
(1)                (2)                            (3)                              (4)                (5)
                                                                                      AMOUNT AND
                                                                                       NATURE OF
                              NAME OF                                                 BENEFICIAL       PERCENT
 TITLE OF CLASS          BENEFICIAL OWNER           ADDRESS OF BENEFICIAL OWNER        OWNERSHIP       OF CLASS
------------------ ------------------------------ -------------------------------- ------------------ -----------
                                                  23332 Vista Carillo
Common             Tom M. Djokovich(11)           Laguna Niguel, CA 92677            9,479,306(12)        57.3 %
------------------ ------------------------------ -------------------------------- ------------------ -----------
                   (James W.) Bentley Family
                   Trust, dated June 20, 1995 &   26482 Valpariso
Common             Bentley Family Trust "C"(13)   Mission Viejo, CA 92691            3,433,345(14)        20.7 %
------------------ ------------------------------ -------------------------------- ------------------ -----------
                                                  22729 Baltar St.
Common             Alfred Urcuyo(15)              West Hills, CA 91304                  48,712(16)       < 1.0 %
------------------ ------------------------------ -------------------------------- ------------------ -----------
                                                  30401 Via Alcazar
Common             Bas Mulder                     Laguna Niguel, CA 92677               42,000(17)       < 1.0 %
------------------ ------------------------------ -------------------------------- ------------------ -----------
                                                  2771 Plaza Del Amo, #807
Common             Mark Deo                       Torrance, CA 90503                     1,000           < 1.0 %
------------------ ------------------------------ -------------------------------- ------------------ -----------
                                                  447 Appleton Rd.
Common             David Vargha                   Simi Valley, CA 93065                 40,972(18)       < 1.0 %
------------------ ------------------------------ -------------------------------- ------------------ -----------
                   All Directors & Executive
Common             Officers as a group            N/A                               13,045,335            78.8 %
------------------ ------------------------------ -------------------------------- ------------------ -----------


------------------
(11) Owned in conjunction with Tamara A. Djokovich

(12) Includes the right to acquire within 60 days 2,113,793 shares of common voting stock from options, warrants, rights, conversion privileges or similar obligations.

(13) Benefiting James W. Bentley and Mary Ann Bentley.

(14) Includes the right to acquire within 60 days 993,725 shares of common voting stock from options, warrants, rights, conversion privileges or similar obligations.

(15) Alfred Urcuyo is Chief Executive Officer of Processing Source Interntional, Inc., a wholly owned subsidiary of the Company.

(16) Includes the right to acquire within 60 days 22,308 shares of common voting
stock  from  options,   warrants,   rights,  conversion  privileges  or  similar
obligations.

(17) Includes the right to acquire within 60 days 0 shares of common voting
stock  from  options,   warrants,   rights,  conversion  privileges  or  similar
obligations.

(18) Includes the right to acquire within 60 days 15,000 shares of common voting
stock  from  options,   warrants,   rights,  conversion  privileges  or  similar
obligations.

     A.  OUTSTANDING OPTIONS

     As of December 31, 2000, we had granted a total of 3,851,281 options under our 1999 Plan, of which 3,842,308 are outstanding as of December 31, 2000. Of the options issued, 2,182,693 non-qualified options and 1,572,947 qualified options were issued to employees to purchase shares of our Common Stock under our 1999 Plan. In addition to the options granted to employees, we had issued 95,641 qualified options and 1,735,000 warrants to consultants and non-employee Directors. Of the 3,851,281 options issues, 23,122 options expired when employees' employment with the Company terminated.

     B.  COMPENSATION OF DIRECTORS

     We provide Directors with options to purchase 5,000 shares of common stock for each calendar year of service as a Director. The Company provides compensation to Directors of our Company, who are also officers or employees of our Company, for services rendered as officers or employees of our Company. Only Tom M. Djokovich, James W. Bentley are Directors of our Company who are also officers and employees of our Company. In the reporting period no options were issued to directors.

     C.  DESCRIPTION OF SECURITIES

     Our Company's authorized capital stock as of December 31, 2000 consists of 30,000,000 shares divided into 25,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, par value $0.001 per share. There were 16,557,560 Common Shares issued and outstanding as of December 31, 2000. Our Company had issued no Preferred Stock as of December 31, 2000.

     Common Stock has equal voting rights and, when validly issued and outstanding are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of the Company, each shareholder is entitled to receive a proportionate share of the Company's assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of the Company's Common Stock issued and outstanding are fully-paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore.

     D.  INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Except for acts or omissions which involve intentional misconduct, fraud or known violation of law or for the payment of dividends in violation of Nevada Revised Statutes, there shall be no personal liability of a director or officer to the Company, or its stockholders for damages for breach of fiduciary duty as a director or officer. The Company may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of the Company and for acts for which the person had no reason to believe his or her conduct was unlawful. The Company may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought determined that such person is fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

     a) Statutes Regarding Indemnification of Directors, Officers, Employees and Agents

     So far as permitted by the Nevada Business Corporation Act, the Company may indemnify its directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct.

     Section 78.751(1) of the Nevada Revised Statutes ("NRS") authorizes a Nevada corporation to indemnify any director, officer, employee, or corporate agent "who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, except an action by or in the right of the corporation" due to his or her corporate role. Section 78.751(1) extends this protection "against expenses, including attorneys' fees, judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with the action, suit or proceeding if he acted in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful."

     Section 78.751(2) of the NRS also authorizes indemnification of the reasonable defense or settlement expenses of a corporate director, officer, employee or agent who is sued, or is threatened with a suit, by or in the right of the corporation. The party must have been acting in good faith and with the reasonable belief that his of her actions were not opposed to the corporation's best interests. Unless the court rules that the party is reasonable entitled to indemnification, the party seeking indemnification must not have been found liable to the corporation.

     To the extent that a corporate director, officer, employee, or agent is successful on the merits or otherwise in defending any action or proceeding referred to in Section 78.751(1) or 78.751(2), Section 78.751(3) of the NRS requires that he or she be indemnified "against expenses, including attorneys' fees, actually and reasonably incurred by him in connection with the defense."

     Section 78.751(4) of the NRS limits indemnification under Section 78.751(1) and 78.751(2) to situations in which either (i) the stockholders; (ii) the majority of a disinterested quorum of directors; or (iii) independent legal counsel determine that indemnification is proper under the circumstances.

     Pursuant to Section 78.175(5) of the NRS, the corporation may advance an officer's or director's expenses incurred in defending any action or proceeding upon receipt of an undertaking. Section 78.751(6)(a) provides that the rights to indemnification and advancement of expenses shall not be deemed exclusive of any other rights under any bylaw, agreement, stockholder vote or vote of disinterested directors. Section 78.751(6)(b) extends the rights to indemnification and advancement of expenses to former directors, officers, employees and agents, as well as their heirs, executors, and administrators.

     Regardless of whether a director, officer, employee or agent has the right to indemnity, Section 78.752 allows the corporation to purchase and maintain insurance on his or her behalf against liability resulting from his or her corporate role.

     Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to officers, directors or persons controlling the Company pursuant to the foregoing, the Company has been informed that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

     E.  Articles of Incorporation

     Article Twelve of the Articles of Incorporation provides that "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided however, that the foregoing provision shall not eliminate or limit the liability or a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statues. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation for acts of omissions prior to such repeal or modification.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996 and 1997 James W. Bentley loaned Accesspoint Corporation the cumulative sum of $200,000. In February 1999, Accesspoint Corporation negotiated a forgiveness of $100,000 and an extension of the balance until October 31, 2000. The Company currently pays Mr. Bentley the sum of approximately $1,610 per month until maturity. The loan proceeds were used for working capital.

     On March 10, 1998 Bentley Simonson, Inc. loaned Accesspoint Corporation $60,000. James W. Bentley is Chairman of Bentley Simonson, Inc. and owns in excess of 10% of the equity interests in the company. The subordinated note bore interest at the rate of 20% per annum. The note became due on March 9, 1999. The note was paid in full prior to or at maturity. The loan proceeds were used for working capital.

     On June 5, 1998 Bentley Trust "C" loaned Accesspoint Corporation $10,000. James W. Bentley is a trustee of Bentley Trust "C." The subordinated note bore interest at the rate of 12% per annum. The note became due on December 5, 1998. On December 4, 1998 Accesspoint Corporation renegotiated an extension to the note whereby the note was extended until December 4, 1999. The note was paid in full prior to or at maturity. The loan proceeds were used for working capital.

     On September 24, 1998 James W. Bentley loaned Accesspoint Corporation $3,000. The note straight became due April 24, 1999. The straight note bore no interest and was paid in full prior to or at maturity. The loan proceeds were used for working capital.

     On October 16, 1998 James W. Bentley loaned Accesspoint Corporation $2,000. The straight note became due May 16, 1999. The straight note bore no interest and was paid in full prior to or at maturity. The loan proceeds were used for working capital.

     On October 27, 1998 James W. Bentley loaned Accesspoint Corporation $10,000. The straight note became due May 27, 1999. The straight note bore no interest and was paid in full prior to or at maturity. The loan proceeds were used for working capital.

     On December 3, 1998 James W. Bentley loaned Accesspoint Corporation $2,000. The straight note became due June 3, 1999. The straight note bore no interest and was paid in full prior to or at maturity. The loan proceeds were used for working capital.

     On January 30, 1998 Accesspoint Corporation issued Bentley Trust "C" options to purchase 124,999 shares of common voting stock for partial reduction in the amount of $54,299.88 of a note made on September 24, 1997 in the principal amount of $100,000. Accesspoint Corporation paid the balance of the note in full prior to or at maturity.

     On February 23, 1999 James W. Bentley loaned Accesspoint Corporation $28,000. The straight note became due May 23, 1999. The straight note bore no interest and was paid in full prior to or at maturity. The loan proceeds were used for working capital.

     On July 7, 2000 the Bentley Family Limited Partnership loaned Accesspoint Corporation $50,000. The straight note is due on demand. The straight note bears an interest rate of 10% and is outstanding as of December 31, 2000. The loan proceeds were used for working capital.

     On October 2, 2000 the Bentley Trusty "C" loaned Accesspoint Corporation $50,000. The convertible note becomes due on October 2, 2001. The convertible note bears an interest rate of 10% and may be converted, in-full into the Company's common stock at a rate of $1.25 per share. The convertible note is outstanding as of December 31, 2000. The loan proceeds were used for working capital.

     On November 8, 2000 the Bentley Family Limited Partnership loaned Accesspoint Corporation $60,000. The straight note is due on demand. The straight note bears an interest rate of 10% and is outstanding as of December 31, 2000. The loan proceeds were used for working capital.

                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.  Description
-----------  -----------
10.3         *RoyCap Securities Purchase Agreement
10.4         *RoyCap Registration Rights Agreement
10.5         *RoyCap Convertible Note Security Agreement
10.6         *RoyCap Convertible Note
10.7         *RoyCap Callable Warrant
10.8         *RoyCap Common Warrant
10.9         *Randall S. Sword Stock Purchase Agreement
10.10        *Pacific Capital Group, Ltd. Reg. S Stock Purchase Agreement
10.11        *Verve Ventures Stock Purchase Agreement
10.12        *Ken Nagel Stock Purchase Agreement
10.13        *John Dupont Consulting Agreement
10.14        *Citizen Asia Pacific Limited Regulation S Stock Purchase Agreement
10.15        *Citizen Asia Pacific Limited Amendment to Regulation S Stock Purchase Agreement
10.16        ** Mark Deo Stock Purchase Agreement
10.17        ** Maxamilian Parker Stock Purchase Agreement
10.18        ** Pacific Capital Group, Ltd. Loan Resolution
10.19        ** Pacific Capital Group, Ltd. Loan Resolution
10.20        ** Pacific Capital Group, Ltd. Loan Resolution
10.21        ** Pacific Capital Group, Ltd. Loan Resolution
10.22        ** Pacific Capital Group, Ltd. Loan Resolution
10.23        ** Pacific Capital Group, Ltd. Loan Resolution
10.24        ** Pacific Capital Group, Ltd. Loan Resolution
10.25        ** Pacific Capital Group, Ltd. Loan Resolution
10.26        ** Pacific Capital Group, Ltd. Loan Resolution
10.27        *** Edmund Faison, Jr. Stock Purchase Agreement
10.28        *** Starlight International Holdings, Ltd. Stock Purchase Agreement
10.29        *** Black Sun Graphics, Inc. Plan and Agreement of Reorganization
10.30        *** Option to Purchase Common Stock of Accesspoint Corporation - Bas Mulder
10.31        *** Option to Purchase Common Stock of Accesspoint Corporation - Richard Calkins
10.32        *** Option to Purchase Common Stock of Accesspoint Corporation - Brad Martin
10.33        *** Option to Purchase Common Stock of Accesspoint Corporation - Jeffrey S. Robinson
10.34        *** Option to Purchase Common Stock of Accesspoint Corporation - Arturo Leon
10.35        *** Warrant to Purchase Common Stock of Accesspoint Corporation - Pacific Continental
             Securities Corporation
10.36        *** Warrant to Purchase Common Stock of Accesspoint Corporation - Paul T. Chan
10.37        *** Warrant to Purchase Common Stock of Accesspoint Corporation - Norman C. Kristoff

21.00        List of Subsidiaries


     * Attached to this Form 10-KSB.
     ** Incorporated by reference from the exhibit to the Current Report on Form 10-QSB filed by us on November 20, 2000
     *** Incorporated by reference form the exhibit to the Current Report on Form 10-QSB filed by us on August 21, 2000

     B.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Irvine, State of California, on the 13th day of April 2001.

Dated:  April 13, 2001                            ACCESSPOINT CORPORATION


                                                  By: /s/Tom M. Djokovich
                                                  ------------------------------
                                                  Tom M. Djokovich,
                                                  Chairman of the Board and
                                                  Chief Executive Officer


                                                  By: /s/James W. Bentley
                                                  ------------------------------
                                                  James W. Bentley,
                                                  President and Director


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


     Signature                               Title                     Date
--------------------------------    --------------------------    --------------
/s/ TOM M. DJOKOVICH                Chairman of the Board and     April 13, 2001
---------------------               Chief Executive Officer
Tom M. Djokovich

/s/ JAMES W. BENTLEY                President & Director          April 13, 2001
---------------------
James W. Bentley

/s/ TAMARA DJOKOVICH                Treasurer                     April 13, 2001
---------------------               & Director
Tamara Djokovich

/s/ AL URCUYO                       Office of the President       April 13, 2001
---------------------               & Director
Al Urcuyo

/s/ MARK DEO                        Director                      April 13, 2001
----------------------
Mark Deo

                             ACCESSPOINT CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                                TABLE OF CONTENTS








Independent Auditors Report                                                 F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Income                                           F-4

Consolidated Statements of Cash Flow                                        F-5

Consolidated Statements of Changes in Stockholders' Equity                  F-6

Notes to Consolidated Financial Statements                                  F-7

                          INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
ACCESSPOINT CORPORATION
Irvine, California


We have audited the accompanying consolidated balance sheets of Accesspoint Corporation and its subsidiaries ("the Company") as of December 31, 2000 and
1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note P to the consolidated financial statements, the Company has suffered recurring losses and cash shortages. These issues raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.






March 14, 2001
Los Angeles, California



                            ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                     ------

                                                                      2000                 1999
                                                                ------------------   -----------------
Current Assets
         Cash and cash equivalents                                        $31,954             $54,348
         Accounts receivable, net                                         200,624             560,845
         Inventory                                                          1,911              14,007
         Other receivables                                                 16,682                 731
         Prepaid expenses                                                  26,429              18,579
                                                                ------------------   -----------------

                Total Current Assets                                      277,600             648,510
                                                                ------------------   -----------------

Fixed Assets
         Furniture and equipment (net)                                    719,167             452,259
                                                                ------------------   -----------------

                Total Fixed Assets                                        719,167             452,259
                                                                ------------------   -----------------

Other Assets
         Deposits                                                         413,796              29,856
         Intangibles, net                                                       0               2,481
                                                                ------------------   -----------------

                Total Other Assets                                        413,796              32,337
                                                                ------------------   -----------------

         Total Assets                                                  $1,410,563          $1,133,106
                                                                ==================   =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                      2000                 1999
                                                                ------------------   -----------------
Current Liabilities
         Accounts payable and accrued expenses                         $1,420,337            $646,011
         Accrued payroll taxes and penalties                              704,971                   0
         Deferred compensation                                            223,977             155,720
         Deferred revenue                                                       0               7,854
         Current portion, capitalized leases                              210,704             125,737
         Current portion, notes payable                                   992,500             100,000
                                                                ------------------   -----------------

         Total Current Liabilities                                      3,552,489           1,035,322

Capital Lease obligations, net of current portion                         283,990             278,925
Notes payable, net of current portion                                           0             100,000
                                                                ------------------   -----------------

         Total Liabilities                                              3,836,479           1,414,247
                                                                ------------------   -----------------

Stockholders' Equity

         Common stock, $.001 par value, 25,000,000
              shares authorized, 16,557,560 and 14,832,000
              issued and outstanding, respectively                         16,558              14,832
         Preferred Stock, no par value, 5,000,000 shares
              authorized, no shares issued and outstanding                      0                   0
         Additional paid in capital                                     5,390,011           2,315,265
         Retained deficit                                              (7,832,485)         (2,611,238)
                                                                ------------------   -----------------

         Total Stockholders' Equity                                    (2,425,916)           (281,141)
                                                                ------------------   -----------------

         Total Liabilities and Stockholders' Equity                    $1,410,563          $1,133,106
                                                                ==================   =================


The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                             ACCESSPOINT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999




                                                                      2000                 1999
                                                                ------------------   -----------------

Sales, net                                                             $2,261,752          $2,479,770

Cost of sales                                                             324,744             426,902
                                                                ------------------   -----------------

         Gross profit                                                   1,937,008           2,052,868

Selling expenses                                                          261,715             603,461

General and administrative expenses                                     5,848,805           3,040,174
                                                                ------------------   -----------------

         Income (loss) from operations                                 (4,173,512)         (1,590,767)
                                                                ------------------   -----------------

Other (Income) Expense
         Interest income                                                   (1,114)             (8,269)
         Penalties                                                        360,694                   0
         Bad debt expense                                                 540,023                   0
         Interest expense                                                 145,733              80,872
                                                                ------------------   -----------------

         Total Other (Income) Expense                                   1,045,336              72,603
                                                                ------------------   -----------------

         Income (loss)  before extraordinary
              expense and income taxes                                 (5,218,848)         (1,663,370)

Extraordinary expense, net of income tax effect of $0
         Legal settlement                                                       0             169,875
                                                                ------------------   -----------------

         Income (loss) before income taxes                             (5,218,848)         (1,833,245)

Provison for income taxes                                                   2,400               1,600
                                                                ------------------   -----------------

         Net income (loss)                                            ($5,221,248)        ($1,834,845)
                                                                ==================   =================


         Net loss per share (basic and diluted)
              Basic                                                        ($0.33)             ($0.12)
              Diluted                                                      ($0.33)             ($0.12)

         Weighted average number of shares
              Basic                                                    15,694,780          14,704,000
              Diluted                                                  15,694,780          14,704,000

         Extraordinary expense per share
              Basic                                                         $0.00               $0.01
              Diluted                                                       $0.00               $0.01


The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                      2000                 1999
                                                                ------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                            ($5,221,248)        ($1,834,845)

Adjustments to reconcile net loss to net cash
used in operating activities:
         Amortization                                                         299                 503
         Depreciation                                                     287,317             160,568
         Decrease (Increase) in receivables                               360,221            (490,335)
         Decrease (Increase) in inventory                                  12,096             (10,728)
         Decrease (Increase) in other receivables                         (15,951)               (731)
         Decrease (Increase) in prepaid expenses                           (7,850)            (18,579)
         Decrease (Increase) in deposits                                 (383,940)            (22,960)
         (Decrease) Increase in accounts payable
              and accrued expenses                                        774,325             440,085
         (Decrease) Increase in accrued payroll taxes                     704,971                   0
         (Decrease) Increase in deferred compensation                      68,257             (45,436)
         (Decrease) Increase in deferred revenue                           (7,854)              2,349
                                                                ------------------   -----------------

         Total Adjustments                                              1,791,891              14,736
                                                                ------------------   -----------------

         Net cash used in operations                                   (3,429,357)         (1,820,110)
                                                                ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of intangibles                                            2,182              (2,597)
         Purchase of furniture and equipment                             (220,507)            (26,247)
                                                                ------------------   -----------------

         Net cash used in investing activities                           (218,325)            (28,844)
                                                                ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of notes payable                                      1,434,000             100,000
         Payments on capital leases                                      (243,685)           (102,781)
         Payments on notes payable                                       (641,500)           (162,000)
         Sale of stock                                                  3,076,472           2,060,799
                                                                ------------------   -----------------

         Net cash provided by financing activities                      3,625,287           1,896,018
                                                                ------------------   -----------------

         Net change in cash and cash equivalents                          (22,395)             47,064
                                                                ------------------   -----------------

         Cash and cash equivalents at beginning of year                    54,348               7,284
                                                                ------------------   -----------------

         Cash and cash equivalents at end of year                         $31,954             $54,348
                                                                ==================   =================

         Supplemental cash flows disclosures:
              Income tax payments                                          $1,600              $1,600
                                                                ------------------   -----------------

              Interest payments                                           $92,688             $80,346
                                                                ------------------   -----------------

              Non cash investing and financing
                  Addition of equipment on capital leases                $333,717            $359,822
                                                                ------------------   -----------------

The  accompanying  notes are an integral  part of these  consolidated  financial statements.


                                       ACCESSPOINT CORPORATION
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                               YEARS ENDED DECEMBER 31, 2000 AND 1999






                                                                      2000                 1999
                                                                ------------------   -----------------


Retained (deficits)
         Balance at beginning of year                                 ($2,611,238)          ($776,393)
         Net income (loss)                                             (5,221,247)         (1,834,845)
                                                                ------------------   -----------------

         Balance at end of year                                        (7,832,485)         (2,611,238)
                                                                ------------------   -----------------

Common stock, par value $.001 (thousands of shares)
         Balance at beginning of year                                      14,832              14,576
         Common stock issued in reverse acquisition                             0                   0
         Common stock issued                                                1,726                 256
                                                                ------------------   -----------------

         Balance at end of year                                            16,558              14,832
                                                                ------------------   -----------------

Additional paid in capital
         Balance at beginning of year                                   2,315,265             292,176
         Sale of common stock                                           3,074,746           2,023,089
                                                                ------------------   -----------------

         Balance at end of year                                         5,390,011           2,315,265
                                                                ------------------   -----------------

Total stockholders' equity at end of year                             ($2,425,916)          ($281,141)
                                                                ==================   =================

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


Note A - NATURE OF ACTIVITIES

         Incorporated in the State of Nevada, Accesspoint Corporation ("the Company") is a "C" Corporation as organized under the Internal Revenue Code. The Company has combined its mature Internet Application Services technology platform with its credit card and check-processing platform to provide bundled payment acceptance, processing and business management services. These programs provide customers with multiple payment acceptance capabilities including credit card and check transaction, a fully operational e-commerce and business management Web site, and a central web based management system for servicing both the brick-and-mortar and web based sides to each business.

         The Company focuses on specific markets that historically have been under served by the transaction processing industry. The Company's multi-application e-payment systems allow our growing national sales channel to market a single source solution to merchants and businesses. Clients enjoy the benefits of a versatile, powerful, multi-purpose system that provides a comprehensive level of payment acceptance options and value-added business services without having to manage the multiple business relationships normally required for these functions.

         The Accesspoint advantage is full transaction processing, settlement and software delivered as a bundled service for the cost of an industry standard transaction fee. Furthermore, as a result of the Company's proprietary technology, prospective clients can be approved within minutes, instead of the several-day time frame typically implemented by the Company's competition.

         In November 2000 the Company launched its card processing division, managed by its wholly owned subsidiary, Processing Source International, Inc. and began earning card processing revenues in addition to its check processing revenues through the underwriting and processing of these electronic payment transactions in its growing merchant base.

         The Company has targeted the Independent Sales Organization (ISO) and Independent Agent marketplace as a prime driver and sales channel for its services. The Company's technology makes it simple for these sale organizations to electronically submit a client's application, track the progress of that application, monitor merchant service, and even track commissions, all in real time directly via a private label portal provided by the Company. This program, called ISO Advantage, aims to establish a new standard for service and support in the merchant services industry and appears to present distinct marketplace advantages for those sales organizations who enter the program.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION
         The Company recognizes revenue from; settlement fees for electronic payment processing, credit and debit card payment settlement, check conversion and financial processing programs and transaction fees related to the use of its software and credit card processing products, licensure of its software products, leasing of credit card equipment and providing Internet access and hosting of Internet business services and web sites.

         Revenue from software and hardware sales and services are recognized as products are shipped, downloaded, or used.

         The Company reports income and expenses on the accrual basis for both financial and income tax reporting purposes.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of J.S.J. Capital III, Inc., Yamahamas, Inc. (subsequently renamed Accesspoint Corporation), Accesspoint Corporation (subsequently dissolved), and its wholly owned subsidiaries Processing Source International (PSI) and Black Sun Graphics (BSG). All material intercompany accounts and transactions have been eliminated in consolidation.

         RISKS AND UNCERTAINTIES
         The Company is subject to substantial risks from, among other things, intense competition from the providers of financial electronic payment processing, settlement services, software development and e-commerce service companies specifically and the technology industry in general, other risks associated with the Internet services industry, financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

         ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

         ALLOWANCE FOR DOUBTFUL ACCOUNTS
         The Company has made an allowance for doubtful accounts for trade receivables.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FIXED ASSETS
         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

               Furniture and Fixtures       5 years
               Equipment                    5 years
               Hardware and Software        3 years

         INVENTORY
         Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of December 31, 2000 and 1999, inventory consisted only of finished goods.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

         CONCENTRATION OF CREDIT RISK
         Financial instruments, which subject the Company to credit risk, consist primarily of cash equivalents and trade accounts receivable. Concentration of credit risk with respect to trade accounts receivable is generally diversified to the large number of entities comprising the Company's customer base and their geographic dispersion. The Company actively evaluates the creditworthiness of the customers with which it conducts business.

         ADVERTISING
         Advertising costs are expensed in the year incurred.

         EARNINGS PER SHARE
         Earnings per share are based on the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Earnings per share are computed using the treasury stock method. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share.

         STOCK-BASED COMPENSATION
         The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


         IMPAIRMENT OF LONG-LIVED ASSETS
         The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

Note C - BUSINESS COMBINATIONS

         In May 2000 the Company completed the acquisition of Black Sun Graphics, Inc. (a California Corporation), and accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $350,000, comprised of 70,000 shares of restricted common stock.

         In April 2000 the Company completed the acquisition by JSJ Capital III, Inc. ( a Nevada Corporation), with Accesspoint as the surviving corporation. The separate existence of JSJ Capital III ceased as of the date of completion of the acquisition. All issued and outstanding shares of JSJ Capital III were converted into the right to receive shares of Accesspoint upon completion of the acquisition. The transaction has been accounted for as a reverse acquisition. The transaction is a merger of a public non-reporting operating company (old Accesspoint) into a non-operating reporting public shell corporation with nominal assets. The owners of Accesspoint obtained operating control of the combined company after the transaction. This transaction has been recorded as a capital transaction, rather than a business combination, equivalent to the issuance of stock by the public non-reporting company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical to that resulting from a reverse acquisition, except that no goodwill or other intangible has been recorded.

         In March 1999 the Company completed a reverse acquisition by Yamahamas, Inc. (a Nevada Corporation), with Yamahamas as the surviving corporation. The separate existence of Accesspoint ceased as of the date of completion of the acquisition. A total of 2,271,763 common shares were exchanged in a 1:4.62 ratio. All issued and outstanding shares of Accesspoint Corporation were converted into the right to receive shares of Yamahamas, Inc. upon completion of the acquisition. Subsequent to the completion of the reverse acquisition, Yamahamas, Inc. changed its name to Accesspoint Corporation and trades on the NASDAQ Bulletin Board Market under the symbol ASAP.

         The transaction has been accounted for as a reverse acquisition. The transaction is a merger of a private operating company (old Accesspoint) into a non-operating public shell corporation with nominal assets. The owners of old Accesspoint obtained operating control of the combined company after the transaction.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note C - BUSINESS COMBINATIONS ( CONTINUED)

         In July 1999, the Company acquired PSI by exchanging 516,062 shares of its common stock for all the issued and outstanding common stock of PSI. The acquisition has been accounted for as a pooling-of-interests under APB No. 16. Accordingly, all prior period consolidated financial statements presented have been restated to include the combined results of operations, financial position and cash flows of PSI as though it has always been a part of the Company.

         The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                 2000              1999
                                                 ----              ----
         Sales
                  Accesspoint               $   695,736       $   764,508
                  PSI                         1,217,158         1,868,005
                  Black Sun Graphics            590,463                 0
                  Eliminations                 (241,605)         (152,743)
                                            ------------      ------------
                  Combined                  $ 2,261,752       $ 2,479,770
                                            ------------      ------------

         Net Income (loss)
                  Accesspoint               $(4,029,561)      $(1,432,185)
                  PSI                        (1,350,608)       (  402,660)
                  Black Sun Graphics            158,921                 0
                                            ------------      ------------
                  Combined                  $(5,221,248)      $(1,834,845)
                                            ------------      ------------

Note D - CASH

         The Company maintains its cash balances at various banks in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2000 and 1999, there were no uninsured balances held at these banks.

Note E - FIXED ASSETS

         Fixed assets consist of the following:

                                                       2000              1999
                                                       ----              ----
               Furniture and fixtures              $   71,364        $   20,011
               Office equipment                       243,634            93,709
               Computer hardware and software         968,578           682,868
               Leasehold improvements                  67,236                 0
                                                    ----------       -----------
                                                    1,350,812           796,588
               Accumulated depreciation              (631,645)         (344,329)
                                                   -----------       -----------
               Total                               $  719,167        $  452,259
                                                   -----------       -----------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note E - FIXED ASSETS (CONTINUED)

         At December 31, 2000 and 1999 included in fixed assets are costs of $737,996 and $321,353, respectively, of assets recorded under capital leases.

         For the years ended December 31, 2000 and 1999, included in accumulated depreciation are $295,474 and $116,931, recorded on assets under capital leases, respectively.

Note F - COMMITMENTS AND CONTINGENCIES

         Capital Leases - The Company leases certain machinery and equipment under capital leases. Future minimum payments under capital leases are:

                  2001                               $ 210,704
                  2002                                 217,314
                  2003                                  63,167
                  2004                                   3,508

         OPERATING LEASES - The Company leases certain of its facilities and equipment under non-cancelable operating leases. Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year are:

                  2001                               $ 514,326
                  2002                                  34,475
                  2003                                  34,475
                  2004                                  12,591


         Rent expense for the years ended December 31, 2000 and 1999 was $404,612 and $157,524, respectively.

         EMPLOYMENT AGREEMENTS - The Company has entered into certain employment agreements as follows for the retention of key employees:

         Dated January 4, 1999 the Company entered into an employment agreement for the services of Tom M. Djokovich as Chief Executive Officer at a base salary of two hundred thousand dollars ($200,000) per annum, increasing by at least ten percent per annum for the duration of the agreement. The agreement also calls for the payment of cash bonuses based on revenue and net income, and the granting of stock options to purchase fifty thousand (50,000) shares of the Company stock per year for the duration of the agreement at an exercise price of $2.00 per share. The agreement terminates on December 31, 2001.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Dated August 1, 2000 the Company entered into an employment agreement for the services of Alfred Urcuyo as President of PSI at a base salary of two hundred thousand dollars ($200,000) per annum. The agreement calls for escalations of base salary on attainment of certain gross revenue levels. The agreement also calls for stock incentive options, based on revenue attainment levels, of up to $100,000 annually based on the then current market value of the stock. The agreement terminates on July 31, 2006.

         The Company has also entered into several employment contracts with employees of PSI at varying salary levels for two-year periods. The agreements call for cash and stock incentive bonuses based on levels of gross revenue attainment.

         CONSULTING AGREEMENTS - During the year 2000 the Company entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 100,000 shares of common stock issued pro-rata over a twelve-month period and 20,000 options for the purchase of common stock at an exercise price of $5.00 per share. The stock options also vest pro-rata over twelve months. The terms of the agreement also include the payment to the individual of a referral fee for any funding or capital formation transactions from resources referred to the Company by the individual. As of December 31, 2000 the Company has issued 66,664 shares of stock with a value of $324,466 to this individual.

         The Company has entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 6,000 shares of common stock issued pro-rata over twelve months and 2,400 stock options for the purchase of common stock at an exercise price of $3.37 per share. The stock options also vest pro-rata over twelve months. As of December 31, 2000 the Company has issued 1000 shares of stock with a value of $3,688 to this individual.

         The Company has entered into a consulting agreement with another company for their marketing services. The contract stipulates payment of 3,125 shares of stock for each of eight agreed upon projects for a total of 25,000 shares. Payment is to be made at the completion of each project. As of December 31, 2000 no stock has been issued under this agreement.

         The Company has entered into a consulting agreement with an individual for services. The agreement stipulates payment of 15,000 shares for services from November 2000 to February 2001. As of December 31, 2000 15,000 shares had been issued under this agreement.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note G - LITIGATION

         In October 1997, the Company filed suit in Superior Court of the State of California County of Orange against Steven Son Van Le, an individual, SVL Holding Corporation, a corporation, Medical Center Hospital, Inc., a corporation, (collectively, "the Defendants") alleging breach of contract and breach of implied covenant of good faith and fair dealing, and demanding return of shares issued in advance for services to be rendered. The Defendants counter sued also alleging breach of contract and breach of implied covenant of good faith and fair dealing. In September 1998 all parties agreed to a settlement agreement calling for mutual release and dismissal of both complaints upon performance by the Company. The settlement agreement requires the payment of thirty thousand dollars ($30,000) by the Company in exchange for the return of all shares aforementioned issued to the defendants. In 1999, the terms of this settlement agreement were fulfilled.

         In February 1999, the Company's subsidiary, PSI ("Defendant"), was sued by Cardservice International, Inc. ("Plaintiff") in the Superior Court of the State of California, County of Los Angeles for breach of contract and breach of implied covenant of good faith and fair dealing. In April 1999 Defendant cross-complained alleging breach of contract and related damages. In June 1999, Defendant settled both complaints by entering into a settlement agreement and mutual general release ("Agreement"). The Agreement calls for the payment by Defendant of $169,875 in order to bring all actions to a close. The terms of the Agreement call for the payment of $95,000 by June 15, 1999 and payments of $6,514 for twelve months. In 1999, the terms of the Agreement were satisfied. Pursuant to certain terms of the Agreement, Defendant is permanently enjoined and restrained from disclosing or disseminating to others or using for their own benefit the client lists of Plaintiff.

Note H - STOCK AND WARRANTS

         At December 31, 2000, the Company has 25,000,000 shares authorized and 16,557,560 shares issued and outstanding of common stock. The Company had 5,000,000 shares authorized and no issued and outstanding preferred stock.

         In addition, the Company had outstanding at December 31, 2000, 1,735,000 warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through October 2005.

                                              WEIGHTED AVERAGE  WEIGHTED AVERAGE
         EXERCISE PRICE RANGE      AMOUNT     CONTRACTUAL LIFE  EXERCISE PRICE
         --------------------      -------    ----------------  --------------
         $0.01 - $0.34             375,000    45 months                  $0.34
         $5.25 - $6.00              90,000    35 months                  $5.96
         $7.00                   1,270,000    23 months                  $7.00

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note H - STOCK AND WARRANTS (CONTINUED)

         At December 31, 2000, the Company has common stock reserved for the following reasons:

                  Exercise of common stock warrants           1,735,000
                  Exercise of employee stock options          3,851,101
                                                              ---------
                                                              5,586,101
                                                              ---------

Note I - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

         In March 1999, the Company's stockholders approved the Accesspoint Corporation 1999 Stock Incentive Plan ("the Plan"), which superseded and incorporated, in all respects, the Accesspoint Corporation 1997 Stock Option Plan. Under the Plan, incentive or non-statutory stock options may be granted to employees, directors, and consultants. The options, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans. The Plan also permits payment for options exercised in shares of the Company's common stock and the granting of incentive stock options.

         The Company applies APB 25 and related interpretations in accounting for its plans. Accordingly, compensation cost is recognized for the Plan in its results of operations in those instances wherein options were granted at a price below the prevailing market price on the date of grant. For the years ended December 31, 2000 and 1999, there were no instances of option grants, which would require the recognition of compensation expense. Outstanding options have one to five year terms.

         In 2000 and 1999, had the Company recorded a charge for the fair value of options granted consistent with SFAS 123, there would have been charges in the amounts of $439,534 and $669,846, respectively to net income. Assuming full dilution, the effect on net income per share would have been, $(.03) and $(.04) per share, respectively.

         The fair value of each option grant for the Company's plan is estimated on the date of the grant using the Black-Scholes option pricing model, with the following weighted average assumptions used for grants in 2000:

         Risk-free interest rate               6.20%
         Expected option lives                31 months
         Expected volatility                    370%
         Expected dividend yield                0.0%

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note I - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS (CONTINUED)
         ----------------------------------------------------

         The following is a schedule of the weighted average exercise price and weighted average fair value in accordance with SFAS 123:

                                            WEIGHTED AVERAGE   WEIGHTED AVERAGE
                                            EXERCISE PRICE     FAIR VALUE

                  Exercise price:
                  Equals market price       $5.09              $4.93
                  Exceeds market price      $0.58              $0.37
                  Less than market price    $3.37              $3.09

         A summary of the status of the Company stock option plan at December 31, 2000 as follows:
                                                                WEIGHTED AVERAGE
         (THOUSANDS OF SHARES)                     SHARES       EXERCISE PRICE
         ---------------------                     ------       --------------
         Outstanding at beginning of year           5,608       $ 1.20
         Granted                                      118         3.16
         Exercised                                     (9)         .43
         Canceled                                  (1,875)        3.00
                                                   -------
         Outstanding at year-end                    3,842
                                                   ======

         Options exercisable at year-end             3,383,878

         Weighted average fair value of options
         granted during the year                     $3.79

         The following table summarizes information about fixed stock options outstanding at December 31, 2000.

                                NUMBER REMAINING              WEIGHTED AVERAGE
         RANGE OF                   OUTSTANDING               YEARS OF
         EXERCISE PRICES            (THOUSANDS)               CONTRACTUAL LIFE
         ------------------         -----------               ----------------
         $.35-1.00                      3,328                 2.4 years
         $3.00-3.99                       337                 3.7 years
         $4.00-4.99                        33                 4.2 years
         $5.00-5.99                       132                 3.6 years
         $6.00                             12                 4.2 years

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note J - DEBT

         At  December  31,  2000  and  1999,   the  Company  had  notes  payable
         outstanding in the aggregate amount of $1,487,494 and $604,660, respectively. Payable as follows:

                                                                 2000             1999
                                                                 ----             ----

         Note payable to a trust of a related party,
         interest at 12% per annum, due on demand            $  100,000       $  100,000

         Note payable to a corporation, 8% per annum,
         due December 6, 2002                                         0          100,000

         Note payable to a corporation, interest at 5%
         per annum, due on demand                               127,500                0

         Note payable to an individual, interest at
         5% per annum, due on demand                            115,000                0

         Note payable to a related party, interest at
         10% per annum, due on demand                           160,000                0

         Note payable to a corporation, interest at
         5% per annum, due on demand                             40,000                0

         Note payable to a corporation, interest at
         8% per annum,  due October 16,  2001,
         convertible  at the option of the holder
         into common  stock equal to the face value of
         the note                                               450,000                0

         Capitalized lease obligations, interest at
         varying rates, payments through May 2004               494,694          404,660
                                                              ----------       ----------

                                                              1,487,194          604,660

                   Current portion                            1,203,204          225,737
                                                              ----------       ----------

                   Long-term portion                         $  283,990       $  378,925
                                                              ----------       ----------

Note K - SECURITIES AGREEMENT

         On October 16, 2000, the Company, in conjunction with a $450,000 convertible note (see Note I), issued a Callable Common Stock Warrant and a Common Stock Warrant to another corporation.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note K - SECURITIES AGREEMENT (CONTINUED)

         The Callable Common Stock Warrant's term is from October 16, 2000 to October 16, 2002 for the purchase of up to 1,200,000 shares of common stock at $7.50 per share. The Company may elect to call this warrant at any time for $.0001 per warrant share, or $120 for the entire warrant.

         The Common Stock Warrant's term is from October 16, 2000 to October 16, 2005. This warrant allows the holder to purchase up to 70,000 shares of common stock for 110% of the volume weighted average price per share on the day prior to exercise.

Note L - COMPENSATED ABSENCES

         Employees can earn annual vacation leave at the rate of five (5) days per year for the first year. Upon completion of the first year of employment, employees can earn annual vacation leave at the rate of ten
         (10) days per year for years two through seven. Upon completion of the eighth year of employment, employees can earn annual vacation leave at the rate of fifteen (15) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2000 and 1999 the total vacation liability totaled $51,441 and $23,123, respectively.

Note M - RELATED PARTY TRANSACTIONS

         Throughout the history of the Company, certain members of the Board of Directors, members of the immediate family of management, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

Note N - INCOME TAXES

         Total Federal and State income tax expense for the years ended December 31, 2000 and 1999 amounted to $2,400 and $1,600, respectively. These represent the minimum annual tax liability under California tax code. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the years ended December 31, 2000 and 1999, there is no difference between the federal statutory tax rate and the effective tax rate. At years ended December 31, 2000 and 1999 the Company had available net operating loss carry-forwards of approximately $7,010,000 and $1,792,600 respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note O - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

         The carrying amounts of the Company's long-term debt and capital lease obligations approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to the Company on obligations with similar terms.

Note P - GOING CONCERN

         The Company has suffered recurring losses and cash deficiencies. These issues may raise substantial concern about its ability to continue as a going concern.

         Management has prepared the following statement in order to address these and other concerns:

         The Company has made substantial investments in the development of infrastructure to support its transaction processing and business automation services. These investments in both fixed assets and strategic banking agreements have provided the Company with expanded revenue generating capabilities.

         The investment in these assets during the Company's transition from a third party software and web services provider to a primary provider of financial transaction underwriting, processing and business management services have in large part contributed to the Company's losses.

         The purpose of these investments was to develop infrastructure necessary to position and prepare the Company and its wholly owned subsidiary, Processing Source International, Inc. (PSI), so that revenues could be generated as a primary processor and underwriter of electronic financial transactions. As a result of these investments PSI became a member processor, under the sponsorship of Chase Manhattan Bank, within the Visa/MasterCard association for the processing of card transactions and the Company received sponsorship through First National Bank of Omaha for the processing of electronic checks and check conversion within the National Automated Clearing House Association (NACHA) network.

         Prior to achieving this goal in November of 2000 the Company typically generated revenues through the licensing of its business management and transaction processing software technologies and the monthly service fees for hosting these business applications. Today the Company generates revenues through the afore mentioned services and its transaction settlement services which combined is anticipated to increased per client average monthly gross revenues during the first full year of operations by nearly 500% from approximately $20 to $100.

                             ACCESSP0INT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2000 AND 1999


Note P - GOING CONCERN (CONTINUED)

         The Company experienced a decrease in gross revenues for the year ended December 31, 2000 as compared to the year ended December 31, 1999 of approximately 9%. This decrease is due to the Company's focus on the development of its processing platform over a nine month period which diverted key management and employee time from the sale and promotion of retail web and merchant services which resulted in an overall decrease in retail sales and cash shortage.

         The Company anticipates that the successful completion of its expanded role as a primary processor in November of 2000 with the potential to service hundreds of sales groups will contribute to both predictable and increased revenues during the first full year of operations as a processor. As a result of these expanded revenue generating operations the Company anticipates to be able to finance operations through direct revenues near the end of its second quarter to the beginning of its third quarter of operations of the current year.

         Additionally, since the launch of its processing operations the Company has successfully reduced the cost of overall operations by over 40% while experiencing a 47% increase in revenues from December 2000 to January 2001 and is continuing to plan additional operational cost reductions through continued automation and service development.

         In the near term, the Company is currently engaged in on going capital formation efforts. The Company is in discussions for the placement of debt and equity in an amount or amounts sufficient to fund the amount or amounts of the Company's projected deficits in the current year