Form 10QSB
period 2001-03-31
ACCESSPOINT CORP /NV/
filed 2001-05-23
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

              / X / FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ___________________


                      COMMISSION FILE NUMBER _____________


                          ACCESSPOINT CORPORATION, INC.
 -------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                      NEVADA                               33-0679477
------------------------------------------------    ----------------------------

(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER
                        ORGANIZATION)                   IDENTIFICATION NUMBER)

     38 EXECUTIVE PARK, SUITE 350, IRVINE, CA                92614
------------------------------------------------       ---------------------

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
YES  / X /
NO  /   /

         INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK AS OF THE LATEST PRACTICABLE DATE.

    Common stock, $0.001 par value                          17,999,702
               (CLASS)                           (OUTSTANDING AT APRIL 30, 2001)



   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES / X / NO / /

                             ACCESSPOINT CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
               AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2001


                                TABLE OF CONTENTS


PART I.     -     FINANCIAL INFORMATION

Item 1.           Interim Consolidated Financial Statements:
                  Consolidated  Balance Sheets as of March 31, 2001 and December
                    31, 2000
                  Consolidated  Statements of Operations for the three months ended, March 31, 2001 and 2000
                  Consolidated Statements of Cash Flows for the three months ended  March 31, 2001 and 2000
                  Notes to Consolidated Financial Statements

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

Item 6.           Exhibits and Reports on Form 8-K

                  Signatures

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements







                             ACCESSPOINT CORPORATION

                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                                 March 31, 2001

                             ACCESSPOINT CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 MARCH 31, 2001

                                TABLE OF CONTENTS








Independent Accountant's Report                                            5

Consolidated Balance Sheets                                                6

Consolidated Statements of Operations                                      7

Consolidated Statements of Cash Flows                                      8

Consolidated Statements of Changes in Stockholders' Equity                 9

Notes to Consolidated Financial Statements                                 10

                         INDEPENDENT ACCOUNTANT'S REPORT






To the Board of Directors
ACCESSPOINT CORPORATION
Irvine, California

Members of the Board:

We have reviewed the accompanying consolidated balance sheets of Accesspoint Corporation and its subsidiaries ("the Company") as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statement in order for them to be in conformity with generally accepted accounting principles.

The accompanying March 31, 2000 financial statements of the Company are provided for comparative purposes only, they were compiled by us in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited nor reviewed the March 31, 2000 financial statements and accordingly, do not express an opinion or any other form of assurance on them.






May 9, 2001
Los Angeles, California


                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS
                                                                       March 31,         December, 31
                                                                         2001                2000
                                                                      ----------         ------------
Current Assets
         Cash and cash equivalents                                      $128,769             $31,954
         Accounts receivable, net                                        255,120             200,624
         Inventory                                                           640               1,911
         Other receivables                                                14,486              16,682
         Prepaid expenses                                                 32,794              26,429
                                                                      ----------          ----------
                 Total Current Assets                                    431,809             277,600
                                                                      ----------          ----------

Fixed Assets
         Furniture and equipment (net)                                   673,578             719,167
                                                                      ----------          ----------
                Total Fixed Assets                                       673,578             719,167
                                                                      ----------          ----------
Other Assets
         Deposits                                                        366,675             413,796
                                                                      ----------          ----------
                 Total Other Assets                                      366,675             413,796
                                                                      ----------          ----------
         Total Assets                                                 $1,472,062          $1,410,563
                                                                      ==========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       March 31,         December, 31
                                                                         2001                2000
                                                                      ----------         ------------
Current Liabilities
         Accounts payable and accrued expenses                        $1,511,857          $1,420,337
         Accrued payroll taxes and penalties                             840,192             704,971
         Deferred compensation                                           221,477             223,977
         Current portion, capitalized leases                             220,376             210,704
         Current portion, notes payable                                  992,500             992,500
                                                                      ----------          ----------
         Total Current Liabilities                                     3,786,402           3,552,489
Capital Lease obligations, net of current portion                        225,364             283,990
Notes payable, net of current portion                                          0                   0
                                                                      ----------          ----------
         Total Liabilities                                             4,011,766           3,836,479
                                                                      ----------          ----------

Stockholders' Equity
         Common stock, $.001 par value, 25,000,000
              shares authorized, 17,741,337 and 16,557,560
              issued and outstanding, respectively                        17,741              16,558
         Preferred Stock, no par value, 5,000,000 shares
              authorized, 3,000,000  and 0 shares issued
              and outstanding, respectively                               78,750                   0
         Additional paid in capital                                    6,382,233           5,390,011
         Retained deficit                                             (9,018,428)         (7,832,485)
                                                                      ----------          ----------
         Total Stockholders' Equity                                   (2,539,704)         (2,425,916)
                                                                      ----------          ----------
         Total Liabilities and Stockholders' Equity                   $1,472,062          $1,410,563
                                                                      ==========          ==========

The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                           Three Months Ended
                                                                      March 31,            March 31,
                                                                         2001                2000
                                                                     -----------          ----------

Sales, net                                                              $899,188            $497,991
Cost of sales                                                            253,169              54,513
                                                                     -----------          ----------
         Gross profit                                                    646,019             443,478
Selling expenses                                                          50,150              61,176
General and administrative expenses                                    1,626,518           1,134,732
                                                                     -----------          ----------

         Income (loss) from operations                                (1,030,649)           (752,430)
                                                                     -----------          ----------

Other (Income) Expense
         Interest income                                                     (16)                (74)
         Penalties                                                        71,976                   0
         Bad debt expense                                                 23,612                   0
         Interest expense                                                 55,222              22,720
                                                                     -----------          ----------
         Total Other (Income) Expense                                    150,794              22,646
                                                                     -----------          ----------

         Income (loss)  before
                income taxes                                          (1,181,443)           (775,076)

Provison for income taxes                                                  4,500               2,400
                                                                     -----------          ----------

         Net income (loss)                                           ($1,185,943)          ($777,476)
                                                                     ===========          ==========

         Net loss per share (basic and diluted)
              Basic                                                       ($0.07)             ($0.05)
              Diluted                                                     ($0.07)             ($0.05)
         Weighted average number of shares
              Basic                                                   17,149,449          14,888,000
              Diluted                                                 17,149,449          14,888,000

The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                            Three Months Ended
                                                                       March 31,           March 31,
                                                                         2001                 2000
                                                                     -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                           ($1,185,943)          ($777,476)
Adjustments to reconcile net loss to net cash
used in operating activities:
         Amortization                                                          0                  65
         Depreciation                                                     80,981              63,202
         Decrease (Increase) in receivables                              (54,496)            177,481
         Decrease (Increase) in inventory                                  1,271              (1,880)
         Decrease (Increase) in other receivables                          2,196              (8,530)
         Decrease (Increase) in prepaid expenses                          (6,365)             14,928
         Decrease (Increase) in deposits                                  47,121             (17,240)
         (Decrease) Increase in accounts payable
              and accrued expenses                                        91,520             (19,411)
         (Decrease) Increase in accrued payroll taxes                    135,221             114,162
         (Decrease) Increase in deferred compensation                     (2,500)                  0
                                                                     -----------          ----------
         Total Adjustments                                               294,949             322,777
                                                                     -----------          ----------
         Net cash used in operations                                    (890,994)           (454,699)
                                                                     -----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of intangibles                                               0                   0
         Purchase of furniture and equipment                             (35,392)                  0
                                                                     -----------          ----------
         Net cash used in investing activities                           (35,392)                  0
                                                                     -----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of notes payable                                             0             105,000
         Payments on capital leases                                      (48,954)            (33,019)
         Sale of stock                                                 1,072,155             592,711
                                                                     -----------          ----------
         Net cash provided by financing activities                     1,023,201             664,692
                                                                     -----------          ----------
         Net change in cash and cash equivalents                          96,815             209,993
                                                                     -----------          ----------
         Cash and cash equivalents at beginning of year                   31,954              54,348
                                                                     -----------          ----------
         Cash and cash equivalents at end of year                       $128,769            $264,341
                                                                     ===========          ==========

         Supplemental cash flows disclosures:
              Income tax payments                                             $0                  $0
                                                                     -----------          ----------
              Interest payments                                          $28,661             $17,982
                                                                     -----------          ----------
              Non cash investing and financing
                  Addition of equipment on capital leases                     $0            $181,426
                                                                     -----------          ----------


The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)
                                                                       March 31,         December 31,
                                                                         2001                2000
                                                                     ------------        ------------

Retained (deficits)
         Balance at beginning of period                              ($7,832,485)        ($2,611,238)
         Net income (loss)                                            (1,185,943)         (5,221,247)
                                                                     ------------        ------------
         Balance at end of period                                     (9,018,428)         (7,832,485)
                                                                     ------------        ------------

Common stock, par value $.001 (thousands of shares)
         Balance at beginning of period                                   16,558              14,832
         Common stock issued                                               1,183               1,726
                                                                     ------------        ------------

         Balance at end of period                                         17,741              16,558
                                                                     ------------        ------------

Preferred stock, no par value  (thousands of shares)
         Balance at beginning of period                                        0                   0
         Preferred stock issued                                           78,750                   0
                                                                     ------------        ------------

         Balance at end of period                                         78,750                   0
                                                                     ------------        ------------

Additional paid in capital
         Balance at beginning of period                                5,390,011           2,315,265
         Sale of common stock                                            992,222           3,074,746
                                                                     ------------        ------------

         Balance at end of period                                      6,382,233           5,390,011
                                                                     ------------        ------------

Total stockholders' equity at end of period                          ($2,539,704)        ($2,425,916)
                                                                     ============        ============




The accompanying notes are an integral part of these consolidated financial statements

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2001


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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three-months ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2000.

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

         RISKS AND UNCERTAINTIES
         The Company is subject to substantial risks from, among other things, intense competition from the providers of financial electronic payment processing, settlement services, software development and e-commerce service companies specifically and the technology industry in general, other risks associated with the Internet services industry, financing, liquidity requirements, rapidly changing

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

               Furniture and Fixtures       5 years
               Equipment                    5 years
               Hardware and Software        3 years

         INVENTORY
         Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of March 31, 2001 and December 31, 2000 inventory consisted only of finished goods.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


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

         In April 2000 the Company completed the acquisition by JSJ Capital III, Inc. ( a Nevada Corporation), with Accesspoint as the surviving corporation. The separate existence of JSJ Capital III ceased as of the date of completion of the acquisition. All issued and outstanding shares of JSJ Capital III were converted into the right to receive shares of Accesspoint upon completion of the acquisition. The transaction has been accounted for as a reverse acquisition. The transaction is a merger of a public non-reporting operating company (old Accesspoint) into a non-operating reporting public shell corporation with nominal assets. The owners of Accesspoint obtained operating control of the combined company after the transaction. This transaction has been recorded as a capital transaction, rather than a business combination, equivalent to the issuance of stock by the public non-reporting company for the net monetary assets of the shell corporation, accompanied by a recapitalization. The accounting is identical

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note C - BUSINESS COMBINATIONS (CONTINUED)

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

         The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                             March 31,               March 31,
                                               2001                     2000
                                               ----                     ----
         Sales
                  Accesspoint               $   511,073            $   353,926
                  PSI                           304,505                264,242
                  Black Sun Graphics            165,735                 70,832
                  Eliminations                  (82,125)              (191,009)
                                            ------------           ------------
                  Combined                  $   899,188            $   497,991
                                            ------------           ------------

         Net Income (loss)
                  Accesspoint               $(  753,428)           $(  669,601)
                  PSI                        (  462,941)            (  127,728)
                  Black Sun Graphics             30,426                 19,853
                                            ------------            -----------
                  Combined                  $(1,185,943)           $(  777,476)
                                            ------------           ------------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note D - CASH

         The Company maintains its cash balances at various banks in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2001 and December 31, 2000, there were no uninsured balances held at these banks.

Note E - FIXED ASSETS

         Fixed assets consist of the following:
                                                    March 31,       December 31,
                                                      2001               2000
                                                    ---------       ------------
            Furniture and fixtures                  $   71,364      $   71,364
            Office equipment                           244,623         243,634
            Computer hardware and software           1,002,982         968,578
            Leasehold improvements                      67,236          67,236
                                                    -----------    ------------
                                                     1,386,205       1,350,812
            Accumulated depreciation                  (712,626)       (631,645)
                                                    -----------    ------------
            Total                                   $  673,578      $  719,167
                                                    -----------     -----------

         At March 31, 2001 and December 31, 2000 included in fixed assets are costs of $737,996 of assets recorded under capital leases.

         For the three months ended March 31, 2001 and the year ended December 31, 2000, included in accumulated depreciation are $341,765 and $295,474, recorded on assets under capital leases, respectively.

Note F- COMMITMENTS AND CONTINGENCIES

         Capital Leases - The Company leases certain machinery and equipment under capital leases. Future minimum payments under capital leases are:

                  2002                               $ 220,676
                  2003                                 193,371
                  2004                                  30,277
                  2005                                   1,416

         OPERATING LEASES - The Company leases certain of its facilities and equipment under non-cancelable operating leases. Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year are:

                  2002                               $  357,614
                  2003                                   34,475
                  2004                                   34,475
                  2005                                    3,972

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Rent expense for the three months ended March 31, 2001 and the year ended December 31, 2000 was $138,445 and $404,612, respectively.

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

         CONSULTING AGREEMENTS - During the first quarter of 2001 the Company entered into a consulting agreement with another corporation for media relations. This agreement stipulated for the payment of 20,000 shares of common stock per month for three months for payment of services. The corporation was also granted 30,000 stock options for the purchase of common stock at $1.00 per share for a period of twelve months. As of March31, 2001 60,000 shares have been issued with a value of $116,250.

         The Company has entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 6,000 shares of common stock issued pro-rata over twelve months and 2,400 stock options for the purchase of common stock at an exercise price of $3.37 per share. The stock options also vest pro-rata over twelve months. As of March 31, 2001 the Company has issued 1000 shares of stock with a value of $3,688 to this individual.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company has entered into a consulting agreement with another company for their marketing services. The contract stipulates payment of 3,125 shares of stock for each of eight agreed upon projects for a total of 25,000 shares. Payment is to be made at the completion of each project. As of March 31, 2001 3,125 shares have been issued under this agreement with a value of $4,883.

         The Company has entered into a consulting agreement with an individual for services. The agreement stipulates payment of 15,000 shares for services from November 2000 to February 2001. As of March 31, 2001, 15,000 shares had been issued under this agreement with a value of $30,000.

Note H - STOCK AND WARRANTS

         At March 31, 2001, the Company has 25,000,000 shares authorized and 17,663,212 shares issued and outstanding of common stock. The Company had 5,000,000 shares authorized and no issued and outstanding preferred stock.

         In addition, the Company had outstanding at March 31, 2001, 1,735,000 warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through October 2005.

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

         At March 31, 2001, the Company has common stock reserved for the following reasons:

                  Exercise of common stock warrants           1,735,000
                  Exercise of employee stock options          3,851,101
                                                              ---------
                                                              5,586,101

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note J - DEBT

         At March 31, 2001 and December 31, 2000, the Company had notes payable outstanding in the aggregate amount of $1,438,240 and $1,487,194, respectively. Payable as follows:


                                                                March 31,      December 31,
                                                                  2001             2000
                                                              -----------      ------------

         Note payable to a trust of a related party,
         interest at 12% per annum, due on demand             $ 100,000         $100,000


         Note payable to a corporation, interest at 5%
         per annum, due on demand                               127,500          127,500

         Note payable to an individual, interest at
         5% per annum, due on demand                            115,000          115,000

         Note payable to a related party, interest at
         10% per annum, due on demand                           160,000          160,000

         Note payable to a corporation, interest at
         5% per annum, due on demand                             40,000           40,000

         Note payable to a  corporation,  interest at 8%
         per annum, due October 16,  2001,  convertible
         at the option of the holder into common  stock
         equal to the face value of the note                    450,000          450,000

         Capitalized lease obligations, interest at
         varying rates, payments through May 2004               445,740          494,694
                                                              ----------       ---------

                                                              1,438,240        1,487,194

                   Current portion                            1,212,876        1,203,204
                                                              ---------        ---------

                   Long-term portion                          $ 225,364        $ 283,990
                                                              ---------        ---------


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


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

Note N - INCOME TAXES

         Total Federal and State income tax expense for the three months ended March 31, 2001 was $2,400. This amount represents the minimum annual tax liability under California tax code. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the period ended March 31 2001, there is no difference between the federal statutory tax rate and the effective tax rate. At the year ended December 31, 2000 the Company had available net operating loss carry-forwards of approximately $7,010,000 after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


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

         Management has prepared the following statement in order to address these and other concerns:

         The Company made substantial investments last year in the development of infrastructure to support its transaction processing and business automation services. During the first quarter of 2001 the Company has continued to make investments in the development of our sales and distribution channels and expanded its roll in the processing industry with the development of support for new non-cash payment services, features and sales channel management services. These continued investments in both fixed assets and strategic marketing agreements have provided the Company with expanded revenue generating capabilities.

         The continued investments in assets and the development of a marketing channel during the Company's transition from a third party software and web services provider to a primary provider of financial transaction underwriting, processing and business management services has in large part contributed to the continued losses.

         The purpose of these investments is to develop the Company's sales and distribution Infrastructure, enhance its sales management and account servicing capabilities and expand its transaction processing product offerings. Today the Company is are experiencing increasing revenues through these investments and anticipate per client average monthly gross revenues to continue to increase during the first full year of operations in the processing industry.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        THREE MONTHS ENDED MARCH 31, 2001


Note P - GOING CONCERN (CONTINUED)

         Currently, the wholly owned subsidiary, Processing Source International, Inc. (PSI), is a member processor, under the sponsorship of Chase Manhattan Bank, within the Visa/MasterCard association for the processing of card transactions and the Company's sponsorship through First National Bank of Omaha for the processing of electronic checks and check conversion within the National Automated Clearing House Association (NACHA) network. These strategic relationships combined with its extensive experience in the Internet technology sector are allowing the Company to provide bundled services typically not available elsewhere.

         The Company's newly developed revenue sources have allowed the Company to experience an increase in gross revenues for the period ended March 31, 2001 as compared to the period ended March 31, 2000 of approximately 80%. It is anticipated that the continued successful development of the expanded role as a primary processor will contribute to both predictable and increased revenues during the first full year of operations as a processor. The Company anticipates being able to finance operations through direct revenues near the end of its first full year of operations as a processor.

         In the near term, the Company is currently engaged in on going capital formation efforts. The Company is in discussions for the placement of debt and equity in an amount or amounts sufficient to fund the amount or amounts of the Company's projected deficits in the current year.

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

Overview

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

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 AND 2000

         Revenues for the three months ended, March 31, 2001 increased to $899,188 from $497,991 for the three months ended, March 31, 2000. The increase of $401,197, or 80.6% is due primarily to the growth of our sales channel and merchant portfolio for our transaction processing and underwriting services during this three-month period, which has begun to produce revenues.

         Cost of sales for the three months ended, March 31, 2001 increased to $253,169 from $54,513 for the three months ended, March 31, 2000. The increase of $198,656 or 364.4% resulted primarily from the growth in sales associated with our transaction processing and underwriting services.

         Selling and marketing expenses for the three months ended, March 31, 2001 decreased to $50,150 from $61,176 for the three months ended, March 31, 2000. This decrease of $11,026, or 18.0% resulted primarily from the decrease in commissions associated with the decline in sales from the retail division of our subsidiary, PSI. Moreover, we have focused on reducing overhead costs, including the reduction in trade show expenses, advertising consulting costs, and printing costs for brochure and promotional materials during the development and rollout of our processing and underwriting platform.

         General and administrative expenses for the three months ended, March 31, 2001 increased to $1,626,518 from $1,134,732 for the three months ended, March 31, 2000. The increase of $491,786, or 43.3% resulted primarily from an increase in legal and accounting expenses, an increase in consulting services, an increase in total payroll expense of $151,269 from $655,052 in 2000 to $806,320 in 2001, and an increase in facilities expenses primarily due to business development needs and expansion during the development and rollout of our processing and underwriting platform. Depreciation expense also increased in the amount of $17,779 from $63,202 in 2000 to $80,981 in 2001 due to the increase in fixed assets.

         Interest expense, net, for the three months ended, March 31, 2001 was $55,206, as compared to $22,646 for the three months ended, March 31, 2000. The increase of $32,560, or 143.8% in interest expense resulted primarily from the addition of furniture & fixtures and computer equipment financed under capital lease agreements.

         Other expense, net, for the three months ended, March 31, 2001 was $95,588. This includes primarily the write-off of bad debt and the accrual of penalties associated with unpaid payroll taxes.

         Net loss for the three months ended, March 31, 2001 and the three months ended, March 31, 2000 was $(1,185,943) and $(777,476), respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (deficit) at March 31, 2001 was $(3,354,593) as compared to $(3,274,889) at December 31, 2000.

         We have funded our operations and working capital needs through a series of private equity and debt offerings including Regulation D and Regulation S private placements and loans.

         Cash and cash equivalents at March 31, 2001 were $128,769, an increase of $96,815 from December 31, 2000. During the three months ended, March 31, 2001, the Company used $890,994 net cash in operating activities as compared to using $454,699 for the three months ended, March 31, 2000. This increase of cash used in operations of $436,295 was primarily a result of the increase in the net loss for 2001, coupled with an increase in payroll tax liabilities for the quarter ended, March 31, 2001.

         During the three months ended, March 31, 2001, we used $35,392 for investing activities as compared to $0, for the three months ended, March 31, 2000. The increased use of cash for investing activities resulted from the acquisition of furniture and fixtures under fixed assets.

         During the three months ended, March 31, 2001, we generated net cash of $1,023,201 from financing activities as compared to $664,692 for the three months ended, March 31, 2000. The increase of $358,509 resulted from funds raised in a Regulation D, Rule 504, and Regulation S, Rule 144 private placement of common stock.

         Without further equity offerings through private placements, we believe that our cash, cash equivalents and short-term investments at March 31, 2001 will not be sufficient to meet our liquidity needs over the next twelve months.

         We currently leases office space on a short-term twelve-month sub-lease basis and could be required to move after the expiration of the twelve-month period in June 2001. We are attempting to re-negotiate a longer-term lease at its present location. The major capital expenditures we could incur if it needed to move would be related to relocation of office computers, local area network hardware, office telephony and office equipment and furniture. However, we house our Internet computer servers and Internet network equipment and components at the Exodus Communications Center located in Irvine, CA. We do not anticipate a foreseeable need to re-locate its Internet computer servers, Internet network equipment and components.

         We had, at March 31, 2001, working capital of $(3,354,593). We believe that cash generated from operations will not be totally sufficient to fund our current and anticipated cash requirements. We plan to obtain additional financing from equity and debt placements. We do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds

         On October 1, 1999 we filed a Certificate of Amendment amending our Articles of Incorporation. The amendment, among other things, changed our authorized capital to 30,000,000 shares consisting of 25,000,000 shares of common stock, par value $.001, and 5,000,000 shares of preferred stock, par value $.001. The amendment further specified that our Board of Directors would be authorized to fix and determine by resolution the relative rights and preferences of the preferred shares.

         Our Board of Directors adopted a resolution fixing and determining the relative rights and preferences of the preferred shares. The resolution was filed as a Certificate of Determination on April 17, 2000. The Certificate of Determination designated the initial series of preferred shares as Series A and designated the number of shares constituting Series A as 2,500,000. Pursuant to the relative rights and preferences adopted by our Board of Directors, the preferred shares, Series A, are non-voting and convertible into common stock of our corporation. The preferred shares, Series A, are restricted so that the our Corporation has the right of first refusal on any proposed sale or transfer and the right to purchase the shares on the occurrence of certain other events, such as the termination of the holder's employment with our Company or any of its subsidiaries. The preferred shares, Series A, are redeemable by our Corporation at the rate of $0.10 per share. The preferred shares, Series A, are also entitled to special dividends as may be declared by our Board of Directors and to certain liquidation preferences.

         On May 26, 2000, we filed a Certificate of Amendment of Determination of Preferences of Preferred Shares which changed number of shares constituting the preferred shares, Series A, to 5,000,000. The rights and preferences of the preferred shares, Series A, do not effect the rights of the holders of our common stock.

         On January 2, 2001 we issued 2,000,000 preferred shares, Series A, to Al Urcuyo, 500,000 preferred shares, Series A, to Walter E. Burch and 500,000 preferred shares, Series A, to Eric J. Odegard. The shares were issued in accordance with separate Stock Bonus Agreements between us and the above persons, as parts of separate compensation packages upon the attainment of the above persons of certain employment performance milestones.

         The preferred shares, Series A, were issued to the above persons as employee incentive awards under our 1999 Stock Incentive Plan. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. The above persons acquired the preferred shares, Series A, for their own account for investment with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the preferred shares, Series A. The preferred shares, Series A, were issued in a private transaction, which was not part of a distribution of securities. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the above persons.

         On January 1, 2001 we issued 20,000 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

         On January 17, 2001 we issued 3,125 shares of common voting stock to Mark Deo. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mark Deo acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mark Deo.

         On January 24, 2001 we issued 21,165 shares of common voting stock to Greg Tolleson. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Tolleson acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Tolleson.

         On February 1, 2001 we issued 20,000 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

         On February 1, 2001 we sold 10,000 shares of common voting stock to John G. Eliason, an individual. The shares were sold at a price of $0.78 per share for a total purchase price of $7,800.00. The shares were sold pursuant to a written agreement. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Eliason acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Eliason.

         On February 14, 2000 we issued 15,000 shares of common voting stock to John Dupont, an individual. The shares were issued in exchange for consulting services. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above issuance, offer or sale. The issuance, offer or sale was exempt pursuant to Section 4(2) of the Act, Regulation S, Regulation D promulgated thereunder, and pursuant to Section 25102(f) of the California
Corporations Code. Mr. Dupont acquired the shares for his own account in exchange for services rendered to the Company with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were issued in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Dupont.

         On February 15, 2001 we issued 19,582 shares of common voting stock to Martin E. Janis. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Janis acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Janis.

         On February 21, 2001 we sold 10,000 shares of common voting stock to Paul Crupi, an individual. The shares were sold at a price of $0.94 per share for a total purchase price of $9,400.00. The shares were sold pursuant to a written agreement. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Crupi acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Crupi.

         On March 1, 2001 we issued 20,000 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

         During the three months ended, March 31, 2001 we sold a total of 1,044,900 shares of common voting stock to Citizen Asia Pacific Limited. The shares were sold at various prices ranging from $0.53 to $1.33 per share representing a total purchase price and proceeds to our Company of $790,354. As a convenience to Citizen Asia Pacific Limited, the certificates representing the above shares were created naming holders designated by Citizen Asia Pacific Limited from time to time. We did not publicly offer any securities and no underwriter was utilized. We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Citizen Asia Pacific Limited is a non U.S. company and neither Citizen Asia Pacific Limited nor any person or entity for whom Citizen Asia Pacific Limited was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale.

         The proceeds from the above sales of unregistered securities were used primarily to fund the day-to-day operations of the Company.

Item 3.  Defaults upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         Alfred Urcuyo, is President and Chief Executive Officer of Processing Source International, Inc. (PSI), a wholly owned subsidiary of our Company, and holds the Office of the President and serves as a Director of our Company. PSI entered into a new employment agreement with Al Urcuyo on August 1, 2000. The new agreement went into effect on January 1, 2001. The Employment Agreement provides for an annual salary of $200,000 and other benefits. The employment agreement provides that Mr. Urcuyo's annual compensation it to be increased to Four Hundred Thousand Dollars ($400,000.00) per year on the first day of the first month immediately following the generation by PSI of One Million Dollars ($1,000,000.00) per month gross revenue. The employment agreement further provides that Mr. Urcuyo's annual compensation is to be increased to Six Hundred Thousand Dollars ($600,000.00) per year on the first day of the fist month immediately following the generation by PSI of Two Million Five Hundred Thousand Dollars ($2,500,000.00) per month gross revenue.

         The Employment Agreement with Mr. Urcuyo also provides for non-cash compensation. In addition to the cash compensation set forth above, the Company granted to Mr. Urcuyo an option to purchase 32,051 shares of our Company's Common Stock per year during the term of the Agreement, with an exercise price of $3.12 each, which vest at a rate of 1/12th (2,670) per month. The options are exercisable for a period of five (5) years from the grant date and carry the same registration rights granted to members of PSI's and our Company's executive management team.

Item 6.  Exhibits and Reports on Form 8-K


The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

         (a)      Exhibits

                  3.1 * Certificate of Amendment of Articles of Incorporation

                  4.1 * Certificate of Determination of Preferences of Preferred
                        Shares of Accesspoint Corporation
                  4.2 * Certificate of Amendment of Determination of Preferences
                        of Preferred Shares of Accesspoint   Corporation

                  10.1*  Stock Purchase Agreement - John G. Eliason
                  10.2*  Stock Purchase Agreement - Paul Crupi
                  10.3*  Stock Bonus Agreement - Al Urcuyo
                  10.4*  Stock Bonus  Agreement - Eric  Odegard
                  10.5*  Stock  Bonus  Agreement  -  Walter  Burch
                  10.6*  Employment Agreement  - Al  Urcuyo
                  10.7*  Stock  Option  Agreement  - Al Urcuyo
                  10.8** Stock  Purchase  Agreement - Citizen Asia Pacific
                         Limited
                  10.9** Amended Stock Purchase Agreement - Citizen Asia Pacific
                         Limited
                  10.10* Media  Relations  Service  Agreement - Alliance
                         Consulting  Group


                  *   Attached to this Form 10-QSB.

                  ** Incorporated by reference from the exhibit to the Current Report on Form 10-KSB filed by us on April 16, 2001

         (b)      Reports on Form 8-K

                  None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 21, 2001                         ACCESSPOINT CORPORATION

                                            By:  /s/ Tom M. Djokovich
                                            ---------------------------
                                            Tom M. Djokovich,
                                            Chairman of the Board and
                                            Chief Executive Officer


                                            By:  /s/ James W. Bentley
                                            ---------------------------
                                            James W. Bentley,
                                            President