Form 10QSB
period 2001-06-30
ACCESSPOINT CORP /NV/
filed 2001-08-14
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

               / X / FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ___________________


                      COMMISSION FILE NUMBER _____________


                          ACCESSPOINT CORPORATION, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



          Nevada                                             95-4721385
 ------------------------------------            -------------------------------

(State or Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                             Number)

 38 Executive Park, Suite 350, Irvine, CA                    92614
------------------------------------------            ---------------------

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
Yes  / X /
No  /   /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

 Common stock, $0.001 par value                      20,625,023
             (Class)                       (Outstanding at JULY 31, 2001)


  TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES / X / NO /  /

                             Accesspoint Corporation
                          Form 10-QSB Quarterly Report
               AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2001


                                TABLE OF CONTENTS


PART I.     -     FINANCIAL INFORMATION

Item 1.           Interim Consolidated Financial Statements:
                  Consolidated Balance Sheets as of June 30, 2001 and December
                    31, 2000
                  Consolidated Statements of Operations for the three and six months ended, June 30, 2001 and 2000
                  Consolidated  Statements of Cash Flows for the six months
                    ended June 30, 2001 and 2000
                  Notes to Consolidated Financial Statements

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

PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements








                             ACCESSPOINT CORPORATION

                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                             June 30, 2001 and 2000

                             ACCESSPOINT CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                             June 30, 2001 and 2000

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

                         INDEPENDENT ACCOUNTANT'S REPORT






To the Board of Directors
ACCESSPOINT CORPORATION
Irvine, California

Members of the Board:

We have reviewed the accompanying consolidated balance sheets of Accesspoint Corporation and its subsidiaries ("the Company") as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months and six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

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







July 28, 2001
Los Angeles, California


                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS
                                                                       June 30,          December, 31
                                                                         2001                2000
                                                                     ------------        ------------
Current Assets
         Cash and cash equivalents                                      $173,468             $31,954
         Accounts receivable, net                                        274,511             200,624
         Inventory                                                         6,958               1,911
         Other receivables                                                 6,948              16,682
         Prepaid expenses                                                 31,619              26,429
                                                                     ------------        ------------
                 Total Current Assets                                    493,502             277,600
                                                                     ------------        ------------
Fixed Assets
         Furniture and equipment (net)                                   608,997             719,167
                                                                     ------------        ------------
                 Total Fixed Assets                                      608,997             719,167
                                                                     ------------        ------------
Other Assets
         Deposits                                                        366,675             413,796
                                                                     ------------        ------------
                 Total Other Assets                                      366,675             413,796
                                                                     ------------        ------------
        Total Assets                                                  $1,469,175          $1,410,563
                                                                     ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                       June 30,          December, 31
                                                                        2001                 2000
                                                                     ------------        ------------
Current Liabilities
         Accounts payable and accrued expenses                        $1,736,268          $1,420,337
         Accrued payroll taxes and penalties                             863,710             704,971
         Deferred compensation                                           221,477             223,977
         Current portion, capitalized leases                             230,126             210,704
         Current portion, notes payable                                1,006,500             992,500
                                                                     ------------        ------------
         Total Current Liabilities                                     4,058,081           3,552,489
Capital Lease obligations, net of current portion                        164,269             283,990
Notes payable, net of current portion                                          0                   0
                                                                     ------------        ------------

        Total Liabilities                                              4,222,350           3,836,479
                                                                     ------------        ------------

Stockholders' Equity

         Common stock, $.001 par value, 25,000,000
              shares authorized, 20,244,523 and 16,557,560
              issued and outstanding, respectively                        20,245              16,558
         Preferred Stock, $.001 par value, 5,000,000 shares
              authorized, 1,623,000  and 0 shares issued
              and outstanding, respectively                                1,623                   0
         Additional paid in capital                                    7,198,410           5,390,011
         Retained deficit                                             (9,973,453)         (7,832,485)
                                                                     ------------        ------------

         Total Stockholders' Equity                                   (2,753,175)         (2,425,916)
                                                                     ------------        ------------

         Total Liabilities and Stockholders' Equity                   $1,469,175          $1,410,563
                                                                     ============        ============

The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  Three Months Ended                 Six Months Ended
                                                             June 30,            June 30,       June 30,       June 30,
                                                               2001                2000           2001           2000
                                                           ------------        ------------   ------------   ------------

Sales, net                                                  $1,001,633            $755,852    $1,904,911     $1,074,094

Cost of sales                                                  508,370              42,727       765,901         97,783
                                                           ------------        ------------   -----------    -----------
         Gross profit                                          493,263             713,125     1,139,010        976,311

Selling expenses                                                77,154              44,732       218,212         89,891

General and administrative expenses                          1,274,319           1,599,863     2,809,050      2,707,510
                                                           ------------        ------------   -----------    -----------

         Income (loss) from operations                        (858,210)           (931,470)   (1,888,252)    (1,821,090)
                                                           ------------        ------------   -----------    -----------

Other (Income) Expense
         Interest income                                        (2,831)                  0        (2,847)        (1,108)
         Penalties                                              36,256                   0       108,232              0
         Bad debt expense                                       13,800                   0        37,411        375,797
         Other                                                       0                   0        (3,167)             0
         Interest expense                                       54,666              28,886       109,888         21,675
                                                           ------------        ------------   -----------    -----------
         Total Other (Income) Expense                          101,891              28,886       249,516        396,364
                                                           ------------        ------------   -----------    -----------

         Income (loss)  before
                income taxes                                  (960,101)           (960,357)   (2,137,768)    (2,217,454)

Provison for income taxes                                        1,300                 800         3,200            800
                                                           ------------        ------------  ------------   ------------
         Net income (loss)                                   ($961,401)          ($961,157)  ($2,140,968)   ($2,218,254)
                                                           ============        ============  ============   ============

         Net loss per share (basic and diluted)
              Basic                                             ($0.05)             ($0.06)       ($0.12)        ($0.14)
              Diluted                                           ($0.05)             ($0.06)       ($0.12)        ($0.14)

         Weighted average number of shares
              Basic                                         18,992,955          15,585,537    18,390,722     15,585,537
              Diluted                                       18,992,955          15,585,537    18,390,722     15,585,537


The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                              Six Months Ended
                                                                       June 30,            June 30,
                                                                         2001                2000
                                                                     ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                           ($2,140,968)        ($2,218,254)

Adjustments to reconcile net loss to net cash
used in operating activities:
         Amortization                                                          0                 132
         Depreciation                                                    164,129             150,203
         Decrease (Increase) in receivables                              (73,887)            347,889
         Decrease (Increase) in inventory                                 (5,047)            (16,906)
         Decrease (Increase) in other receivables                          9,735              (4,200)
         Decrease (Increase) in prepaid expenses                          (5,190)              6,371
         Decrease (Increase) in deposits                                  47,121            (150,951)
         Decrease (Increase) in intangibles                                    0               2,481
         (Decrease) Increase in accounts payable
              and accrued expenses                                       315,931              77,876
         (Decrease) Increase in accrued payroll taxes                    158,739                   0
         (Decrease) Increase in deferred compensation                     (2,500)                  0
                                                                     ------------        ------------
         Total Adjustments                                               609,031             412,895
                                                                     ------------        ------------
         Net cash used in operations                                  (1,531,937)         (1,805,359)
                                                                     ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of furniture and equipment                             (53,959)           (374,576)
                                                                     ------------        ------------
         Net cash used in investing activities                           (53,959)           (374,576)
                                                                     ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of notes payable                                        14,000             622,073
         Payments on capital leases                                     (100,299)                  0
         Sale of stock                                                 1,813,709           1,588,161
                                                                     ------------        ------------
         Net cash provided by financing activities                     1,727,410           2,210,234
                                                                     ------------        ------------
         Net change in cash and cash equivalents                         141,514              30,299
                                                                     ------------        ------------
         Cash and cash equivalents at beginning of year                   31,954              54,348
                                                                     ------------        ------------
         Cash and cash equivalents at end of year                       $173,468             $84,647
                                                                     ============        ============
         Supplemental cash flows disclosures:
              Income tax payments                                         $2,900                $800
                                                                     ------------        ------------
              Interest payments                                          $24,498             $21,675
                                                                     ------------        ------------
              Non cash investing and financing
                  Addition of equipment on capital leases                     $0            $147,079
                                                                     ------------        ------------

The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                                        June 30,         December 31,
                                                                          2001               2000
                                                                     ------------        ------------
Retained (deficits)
         Balance at beginning of period                              ($7,832,485)        ($2,611,238)
         Net income (loss)                                            (2,140,968)         (5,221,247)
                                                                     ------------        ------------
         Balance at end of period                                     (9,973,453)         (7,832,485)
                                                                     ------------        ------------
Common stock, par value $.001 (thousands of shares)
         Balance at beginning of period                                   16,558              14,832
         Common stock issued                                               3,687               1,726
                                                                     ------------        ------------

         Balance at end of period                                         20,245              16,558
                                                                     ------------        ------------

Preferred stock, $.001 par value  (thousands of shares)
         Balance at beginning of period                                        0                   0
         Preferred stock issued                                            3,023                   0
         Preferred stock converted                                        (1,400)                  0
                                                                     ------------        ------------

         Balance at end of period                                          1,623                   0
                                                                     ------------        ------------

Additional paid in capital
         Balance at beginning of period                                5,390,011           2,315,265
         Sale of common stock                                          1,808,399           3,074,746
                                                                     ------------        ------------

         Balance at end of period                                      7,198,410           5,390,011
                                                                     ------------        ------------

Total stockholders' equity at end of period                          ($2,753,175)        ($2,425,916)
                                                                     ============        ============

The accompanying notes are an integral part of these consolidated financial statements

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

         Through its technology group, Accesspoint is also positioning itself to become the infrastructure solution provider for Point of Sale (POS) terminal manufacturers. This could offer tremendous opportunity since the next wave of smart POS terminals will be designed to offer merchants new revenue generating opportunities with services such as electronic coupons, logo placement, processing of Internet orders, and the reduction of charge backs through signature capture.

         Consequently, Accesspoint's business model provides much more than just transaction processing. In fact, its suite of products include a) in-store and online transaction processing and accounting, b) automated web design and catalog management, c) merchandising and benefits management, d) order fulfillment and tracking services and e) a whole host of reporting tools.

         The Company currently offers bundled services to Independent Sales Organizations (ISO's), which resell products and services to merchants. With Accesspoint, the ISO can achieve automated real time underwriting, instant approval, Merchant ID generation and reconciliation, merchant portfolio management and residual tracking. This creates operational efficiencies that go to the ISO's bottom line, thus improving sales force motivation and retention in an industry where residual income produces a critical component of an agent's compensation. Accesspoint is positioning to become the bundled services leader in the Independent Sales Organization segment.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2000.

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

         RISKS AND UNCERTAINTIES
         The Company is subject to substantial risks from, among other things, intense competition from the providers of financial electronic payment processing, settlement services, software development and e-commerce service companies specifically and the technology industry in general, other risks associated with the Internet services industry, financing, liquidity requirements, rapidly changing

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

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

               Furniture and Fixtures       5 years
               Equipment                    5 years
               Hardware and Software        3 years

         INVENTORY
         Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of June 30, 2001 and December 31, 2000 inventory consisted only of finished goods.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

         The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                             June 30,                June 30,
                                               2001                     2000
                                               ----                     ----
         Sales
                  Accesspoint               $   741,137            $   261,750
                  PSI                           964,820                629,766
                  Black Sun Graphics            303,729                182,579
                  Eliminations                 (104,775)                     0
                                            ------------           ------------
                  Combined                  $ 1,904,911            $ 1,074,094
                                            ------------           ------------

         Net Income (loss)
                  Accesspoint               $(1,439,789)           $(1,730,735)
                  PSI                        (  767,599)            (  458,306)
                  Black Sun Graphics             66,420                (29,213)
                                            ------------           ------------
                  Combined                  $(2,140,968)           $(2,218,254)
                                            ------------           ------------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Note D - CASH

         The Company maintains its cash balances at various banks in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of June 30, 2001 and December 31, 2000, there were no uninsured balances held at these banks.

Note E - FIXED ASSETS

         Fixed assets consist of the following:
                                                   June 30,       December 31,
                                                     2001             2000
                                                 -----------     -------------
            Furniture and fixtures               $    74,235     $      71,364
            Office equipment                         245,518           243,634
            Computer hardware and software         1,017,782           968,578
            Leasehold improvements                    67,236            67,236
                                                 -----------     -------------
                                                   1,404,771         1,350,812
            Accumulated depreciation                (795,774)         (631,645)
                                                 -----------     -------------

            Total                                $   608,997     $     719,167
                                                 -----------     -------------

         At June 30, 2001 and December 31, 2000 included in fixed assets are costs of $737,996 of assets recorded under capital leases.

         For the six months ended June 30, 2001 and the year ended December 31, 2000, included in accumulated depreciation are $392,520 and $295,474, recorded on assets under capital leases, respectively.

Note F- COMMITMENTS AND CONTINGENCIES

         Capital Leases - The Company leases certain machinery and equipment under capital leases. Future minimum payments under capital leases are:

                  2002                               $ 230,126
                  2003                                 145,314
                  2004                                  18,955


         OPERATING LEASES - The Company leases certain of its facilities and equipment under non-cancelable operating leases. Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year are:

                  2002                               $  331,388
                  2003                                   47,530
                  2004                                   35,659
                  2005                                      366

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Note F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Rent expense for the six months ended June 30, 2001 and 2000 was $245,246 and $173,178 respectively.

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

         CONSULTING AGREEMENTS - In January 2001 the Company entered into a consulting agreement with another corporation for media relations. This agreement stipulated for the payment of 20,000 shares of common stock per month for the first three months and 16,666 shares of stock per month for an additional six months for payment of services. The corporation was also granted 30,000 stock options for the purchase of common stock at $1.00 per share for a period of twelve months. As of June 30, 2001 119,998 shares have been issued with a value of $208,914.

         The Company has entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 6,000 shares of common stock issued pro-rata over twelve months and 2,400 stock options for the purchase of common stock at an exercise price of $3.37 per share. The stock options also vest pro-rata over twelve months. As of June 30, 2001 the Company has issued 1,000 shares of stock with a value of $3,688 to this individual.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Note F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company has entered into a consulting agreement with another company for their marketing services. The contract stipulates payment of 3,125 shares of stock for each of eight agreed upon projects for a total of 25,000 shares. Payment is to be made at the completion of each project. As of June 30, 2001 3,125 shares have been issued under this agreement with a value of $4,883.

         The Company has entered into a consulting agreement with an individual for financial and business consulting services. As of June 30, 2001, 50,690 shares had been issued under this agreement with a value of $101,250.

Note H - STOCK AND WARRANTS

         At June 30, 2001, the Company has 25,000,000 shares authorized and 20,244,573 shares issued and outstanding of common stock. The Company had 5,000,000 shares authorized and 1,623,000 shares issued and outstanding preferred stock.

         In addition, the Company had outstanding at June 30, 2001, 1,735,000 warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through April 2006.

                                              WEIGHTED AVERAGE  WEIGHTED AVERAGE
         EXERCISE PRICE RANGE      AMOUNT     CONTRACTUAL LIFE   EXERCISE PRICE
         --------------------      -------    ----------------  --------------
         $0.01 - $0.50           3,280,000       45 months            $0.34
         $0.51 - $4.99             510,000       48 months            $4.00
         $5.00 - $6.00             180,000       35 months            $5.96
         $7.00                   1,270,000       23 months            $7.00

         At June 30, 2001, the Company has common stock reserved for the following reasons:

                  Exercise of common stock warrants           1,735,000
                  Exercise of employee stock options          3,506,477
                                                              ---------
                                                              5,241,477
                                                              ---------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


Note J - DEBT

         At June 30, 2001 and December 31, 2000, the Company had notes payable outstanding in the aggregate amount of $1,400,895 and $1,487,194, respectively. Payable as follows:

                                                                June 30,          December 31,
                                                                  2001                2000
                                                               ----------          ----------

         Note payable to a trust of a related party,
         interest at 12% per annum, due on demand              $  100,000          $  100,000

         Note payable to a corporation, interest at 5%
         per annum, due on demand                                 127,500             127,500

         Note payable to an individual, interest at
         5% per annum, due on demand                              115,000             115,000

         Note payable to a related party, interest at
         10% per annum, due on demand                             160,000             160,000

         Note payable to a corporation, interest at
         5% per annum, due on demand                               40,000              40,000

         Note payable to a related party, interest at
         8% per annum, due May, 2002                               14,000                   0

         Note payable to a  corporation,  interest at
         8% per annum, due October 16, 2001, convertible
         at the option of the holder into common  stock
         equal to the face value of the note                      450,000             450,000

         Capitalized lease obligations, interest at
         varying rates, payments through May 2004                 394,395             494,694
                                                               ----------          ----------

                                                                1,400,895           1,487,194

                   Current portion                              1,236,626           1,203,204
                                                               ----------          ----------

                   Long-term portion                           $  164,269          $  283,990
                                                               ----------          ----------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      SIX MONTHS ENDED JUNE, 2001 AND 2000


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

Note N - INCOME TAXES

         Total Federal and State income tax expense for the six months ended June 30, 2001 was $3,200. This amount represents the minimum annual tax liability under California tax code. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the period ended June 30, 2001, there is no difference between the federal statutory tax rate and the effective tax rate. At the year ended December 31, 2000 the Company had available net operating loss carry-forwards of approximately $7,000,000 after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

         Management has prepared the following statement in order to address these and other concerns:

         The Company has made substantial investments in the development of infrastructure to support its transaction processing and business automation services as it transitioned from a third party software and web services provider to a primary provider of financial transaction underwriting, processing and business management services. These continued investments in both fixed assets and strategic marketing agreements have provided the Company with expanded revenue generating capabilities.

         The historical operating results of previous years of the Company do not indicate the current revenue generating opportunity for the Company. Due to a substantial change in revenue origination we believe the Company's operating trends and results can only be mapped to the current year's operating history.

         These trends can be seen in the numbers generated during the first six months of this year. Since the launch of our processing operations, and the development of revenues from transaction settlement, the Company has successfully reduced the cost of overall operations, exclusive of processing interchange fees, by over 40% while experiencing a 73% increase in revenues from 4th quarter 2000 to 2nd quarter 2001. Additionally, the Company saw a 526% increase in transaction revenues between January and June of 2001.

         We anticipate that the continued successful development of our expanded role as a primary processor will contribute to both predictable and increased revenues during the first full year of operations as a processor. We anticipate being able to finance operations through direct revenues near the end of our first full year of operations as a processor.

         In the near term, we are currently engaged in on going capital formation efforts. The Company is in discussions for the placement of debt and equity in an amount or amounts sufficient to fund the amount or amounts of the Company's projected deficits in the current year

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenues for the three months ended, June 30, 2001 increased to $1,001,633from $755,852 for the three months ended, June 30, 2000. The increase of $245,781, or 32.5% is due primarily to the growth of our sales channel and merchant portfolio for our transaction processing and underwriting services during this three-month period, which has been producing consistent revenues.

     Cost of sales for the three months ended, June 30, 2001 increased to $508,370 from $42,727 for the three months ended, June 30, 2000. The increase of $465,643 or 1089.8% resulted primarily from the growth in sales associated with our transaction processing and underwriting services, which include the costs for settlement of transactions within various payment networks.

     Selling and marketing expenses for the three months ended, June 30, 2001 increased to $77,154 from $44,732 for the three months ended, June 30, 2000. This increase of $32,422, or 72.5% resulted primarily from the increase in commissions associated with the increase in transaction revenues from our subsidiary. PSI.

     General and administrative expenses for the three months ended, June 30, 2001 decreased to $1,274,319 from $1,599,863 for the three months ended, June 30, 2000. The decrease of $325,544, or 20.3% resulted primarily from a decrease in total payroll expense of $120,477 from $748,613 in 2000 to $628,136 in 2001. Depreciation expense also decreased in the amount of $3,854 from $87,001 in 2000 to $83,147 in 2001 due to the decrease in fixed assets.

     Interest expense, net, for the three months ended, June 30, 2001 was $51,835, as compared to $28,886 for the three months ended, June 30, 2000. The increase of $22,949, or 79.4% in interest expense resulted primarily from an increase in interest expense associated with fixed assets financed under capital lease agreements.

     Other expense, net, for the three months ended, June 30, 2001 was $50,056. This includes primarily the write-off of bad debt and the accrual of penalties associated with unpaid payroll taxes.

     Net loss for the three months ended, June 30, 2001 and the three months ended, June 30, 2000 was $(961,400) and $(961,157), respectively.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenues for the six months ended, June 30, 2001 increased to $1,904,911 from $1,074,094 for the six months ended, June 30, 2000. The increase of $830,817, or 77.4% is due primarily to the growth of our sales channel and merchant portfolio for our transaction processing and underwriting services during this three-month period, which has been producing consistent revenues.

     Cost of sales for the six months ended, June 30, 2001 increased to $765,901 from $97,783 for the six months ended, June 30, 2000. The increase of $668,118 or 683.3% resulted primarily from the growth in sales and the cost associated with the settlement of transactions within various networks with our transaction processing and underwriting services.

     Selling and marketing expenses for the six months ended, June 30, 2001 increased to $218,212 from $89,891 for the six months ended, June 30, 2000. This increase of $128,321, or 142.8% resulted primarily from the increase in commissions associated with the increase in sales from our subsidiary, PSI.

     General and administrative expenses for the six months ended, June 30, 2001 increased to $2,809,050 from $2,707,510 for the six months ended, June 30, 2000. The increase of $101,540, or 3.8% resulted primarily from an increase in consulting services and an increase in facilities expense. Depreciation expense also increased in the amount of $13,926 from $150,203 in 2000 to $164,129 in 2001 due to the increase in fixed assets.

     Interest expense, net, for the six months ended, June 30, 2001 was $107,041, as compared to $20,567 for the six months ended, June 30, 2000. The increase of $86,474, or 420.5% in interest expense resulted primarily from an increase in interest expense associated with fixed assets financed under capital lease agreements, coupled with an accrual of loan interest associated with loans and notes payable.

     Other expense, net, for the six months ended, June 30, 2001 was $142,475, as compared to $375,797 for the six months ended, June 30, 2000. The decrease of $233,322, or 62.1% is primarily as result of the decrease in the write-off of bad debt.

     Net loss for the six months ended, June30, 2001 and the six months ended, June 30, 2000 was $(2,140,968) and $(2,218,254), respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital (deficit) at June 30, 2001 was $(3,564,579) as compared to $(3,274,889) at December 31, 2000.

     We have funded our operations and working capital needs through a series of private equity and debt offerings including Regulation D and Regulation S private placements and loans.

     Cash and cash equivalents at June 30, 2001 were $173,468, an increase of $141,514 from December 31, 2000. During the six months ended, June 30, 2001, the Company used $1,531,936 net cash in operating activities as compared to using

$1,805,359 for the six months ended, June 30, 2000. This decrease of cash used in operations of $273,423 was primarily a result of the decrease in the net loss for 2001, coupled with an increase in accounts payable and accrued expenses for the six months ended, June 30, 2001.

     During the six months ended, June 30, 2001, we used $53,959 for investing activities as compared to $374,576, for the six months ended, June 30, 2000. The decreased use of cash for investing activities resulted primarily from the decrease in acquisition of furniture and fixtures under fixed assets.

     During the six months ended, June 30, 2001, we generated net cash of $1,727,410 from financing activities as compared to $2,210,234 for the six months ended, June 30, 2000. The decrease of $482,824 resulted from our shift in raising funds from debt financing to raising funds through private placement of common stock pursuant to Regulation D, Rule 504, and Regulation S, Rule 144. Cash flows from the issuance of notes payable decreased $608,073 from $622,073 during the six months ended, June 30, 2000 to $14,000 during the six months ended, June 30, 2001.

     Without further equity offerings through private placements, we believe that our cash, cash equivalents and short-term investments at June 30, 2001 will not be sufficient to meet our liquidity needs over the next six months.

     We currently leases office space on a short-term twelve-month sub-lease basis and could be required to move after the expiration of the twelve-month period in June 2002. The major capital expenditures we could incur if it needed to move would be related to relocation of office computers, local area network hardware, office telephony and office equipment and furniture. However, we house our Internet computer servers and Internet network equipment and components at the Exodus Communications Center located in Irvine, CA. We do not anticipate a foreseeable need to re-locate its Internet computer servers, Internet network equipment and components.

     We had, at June 30, 2001, working capital of $(3,564,579). We believe that cash generated from operations will not be totally sufficient to fund our current and anticipated cash requirements for the remainder of this year. We plan to obtain additional financing from equity and debt placements. We do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.

     On May 10, 2001 Citicorp Services Inc. brought an action against us claiming breach of a real property lease. The action pertained to certain premises subleased by us in Chicago consisting of approximately 9,924 rentable square feet of space on the seventh floor of Citicorp Plaza. The action is pending in the Circuit Court of Cook County, Illinois, County Department, Law Division, and was filed as Case Number 01105513. The principle parties to the subject litigation are Citicorp Services, Inc. as plaintiff and Accesspoint Corporation as defendant. Citicorp has purported to elect to terminate our right to possession of the subject premises without terminating the sublease and has taken possession of the subject premises. Citicorp asserts that the amount of rent due from Accesspoint under sublease through April 30, 2001 is $74,863.63. Citicorp also asserts that pursuant to applicable provisions the operative sublease (and the prime lease as incorporated into the sublease), Accesspoint also owes Citicorp, in addition to the above amount, an amount equal to the rent due for May 2001 under the sublease in the sum of $18,183.79. Citicorp alleges that since taking possession of the subject premises it has taken commercially reasonable steps to locate a replacement tenant but as of the date of filing of the complaint has been unable to do so. We are pursuing the possibility of resolving the action prior to trial.


Item 2. Changes in Securities and Use of Proceeds

     On April 3, 2001, Tom M. Djokovich assigned a total of 31,248 of his personal options to purchase shares of our common stock to the following employees in equal amounts and at an exercise price of $0.35 per share: Carmen Davila, Asha Hira, Maria Santacruz, and Marc Diamond. These options may be exercised at any time from the date of issuance up until April 2, 2003.

     On March 23, 2001 we entered into Stock Bonus Agreements for the issuance of 5,000 preferred shares, Series A, to Brian Peterson, and 5,000 preferred shares, Series A, to Al Cortez. The shares will be issued in accordance with separate Stock Bonus Agreements between us, and the above persons, as parts of separate compensation packages upon the attainment of the above persons of certain employment performance milestones. As of June 30, 2001, the above stated shares have not been issued.

     On March 26, 2001 we entered into a Stock Bonus Agreements for the issuance of 3,000 preferred shares, Series A, to Caroline Renee Wilson. The shares will be issued in accordance with separate Stock Bonus Agreements between us, and the above persons, as parts of separate compensation packages, upon the attainment of the above person(s) of certain employment performance milestones. As of June 30, 2001, the above stated shares have not been issued.

     On June 1, 2001 we entered into a Stock Bonus Agreements for the issuance of 150,000 preferred shares, Series A, to Michael Butts, and 2,000 preferred shares, Series A, to Maurice Vasquez. The shares will be issued in accordance with separate Stock Bonus Agreements between us, and the above persons, as parts of separate compensation packages upon the attainment of the above persons of certain employment performance milestones. As of June 30, 2001, the above stated shares have not been issued.

     The forgoing stock bonus arrangements regarding preferred shares, Series A, were entered into with the above persons as employee incentive awards under our 1999 Stock Incentive Plan. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to
Section 4(2) of the Act,  Regulation D promulgated  there under, and pursuant to
Section 25102(f) of the California Corporations Code. It is anticipated that the above persons will acquire the preferred shares, Series A, for their own account for investment with no then present intention of dividing their interests with others or of reselling or otherwise disposing of all or any portion of the preferred shares, Series A. The preferred shares, Series A, will be issued in a private transaction, which will not be part of a distribution of securities. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the above persons. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance.

     During the three months ended, June 30, 2001, we issued a total of 49,800 options to purchase our common stock to the following employees as set forth below:

------------------------- ------------------- ----------------------------------
           EMPLOYEE             # OPTIONS              ($) EXERCISE PRICE
------------------------- ------------------- ----------------------------------
Maurice Vasquez                        1,680                            $ 1.600
------------------------- ------------------- ----------------------------------
Michael Butts                          3,600                            $ 1.600
------------------------- ------------------- ----------------------------------
Nazario Casiano                        6,000                            $ 0.875
------------------------- ------------------- ----------------------------------
Alvin Chau                             6,000                            $ 0.875
------------------------- ------------------- ----------------------------------
Al Cortez                              1,680                            $ 2.000
------------------------- ------------------- ----------------------------------
Walter Burch                           3,360                            $ 0.880
------------------------- ------------------- ----------------------------------
Kevin Nguyen                           6,000                            $ 0.875
------------------------- ------------------- ----------------------------------
Eric Odegard                           3,840                            $ 0.880
------------------------- ------------------- ----------------------------------
Caroline Renee Wilson                  1,600                            $ 1.875
------------------------- ------------------- ----------------------------------
Brian Peterson                         2,600                            $ 1.940
------------------------- ------------------- ----------------------------------
Rex Sanders                            1,440                            $ 1.150
------------------------- ------------------- ----------------------------------
Tom T. Terrones                       12,000                            $ 0.875
------------------------- ------------------- ----------------------------------
  TOTAL                               49,800   AVERAGE EXERCISE PRICE:  $ 1.285
------------------------- ------------------- ----------------------------------


     The above issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated thereunder, and pursuant to Section 25102(f) of the California Corporations Code. The above options were issued in a private transaction, which was not part of a distribution of securities. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with the above persons. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance.

     On April 6, 2001 Al Urcuyo converted 1,400,000 preferred shares, Series A, into common shares of the Company. The shares issued upon conversion were issued pursuant to the restrictions set forth in Rule 144 and pursuant to the exemption afforded under Rule 505 of Regulation D, and/or Section 4(2) of the Securities Act of 1933. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance.

     On April 25, 2001 we sold 31,915 shares of common voting stock to Paul Crupi, an individual. The shares were sold at a price of $0.94 per share for a total purchase price of $30,000.00. The shares were sold pursuant to a written agreement. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Crupi acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Crupi.

     On April 25, 2001 we sold 187,500 shares of common voting stock to Dennis Parker, an individual. The shares were sold at a price of $0.80 per share for a total purchase price of $150,000.00. The shares were sold pursuant to a written agreement. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Parker acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Parker.

     On April 9, 2001 we issued 9,375 options for the purchase of shares of our common stock to Dennis Parker, an individual at an exercise price of $2.50 per share. These options may be exercised at any time from the date of issuance until April 8, 2004. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance. The issuance was exempt pursuant to Section 4(2) of the Act, Regulation D promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Parker acquired the options for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the warrants. The options were issued in a private transaction, which was not part of a distribution of options or shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Parker.

     On April 30, 2001 we issued 6,666 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

     On May 2, 2001 we issued 16,666 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

     On May 22, 2001 we issued 20,000 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

     On June 2, 2001 we issued 16,666 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

     During the three months ended, June 30, 2001 we sold a total of 763,735 shares of common voting stock to Citizen Asia Pacific Limited. The shares were sold at various prices ranging from $0.43 to $0.78 per share representing a total purchase price and proceeds to our Company of $407,193. Pursuant to the written agreement, Citizen Asia Pacific Limited agreed to purchase from us up to 1,600,000 shares of our Common Stock at a per share purchase price equal to 40% of (a) the closing, or (b) the last trade price of our shares of Common Stock as quoted on the OTC Bulletin Board (or on such other United States stock exchange or public trading market on which our shares trade if, at the time of purchase, they are not trading on the OTCBB). As a convenience to Citizen Asia Pacific Limited, the certificates representing the above issued shares were created naming holders designated by Citizen Asia Pacific Limited from time to time. We did not publicly offer any securities. We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Citizen Asia Pacific Limited is a non U.S. company and neither Citizen Asia Pacific Limited nor any person or entity for whom Citizen Asia Pacific Limited was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale.

     On June 18, 2001 we issued 20,690 shares of common voting stock to John Dupont. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Dupont acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Dupont.

     On June 30, 2001 we issued 31,532 shares of common voting stock to Greg Tolleson. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Tolleson acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Tolleson.

         The proceeds from the above sales of unregistered securities were used primarily to fund the day-to-day operations of the Company.


Item 3.   Defaults upon Senior Securities.

         None.


Item 4.   Submission of Matters to a Vote of Security Holders.

         None.

Item 5.   Other Information.

     We have entered into an installment agreement with taxing authorities regarding delinquent taxes including payroll withholding taxes and we have been making payments under the installment agreement since April 10, 2001. We are current in making installment payments and anticipate the satisfactory completion of the installment agreement.

Item 6.   Exhibits and Reports on Form 8-K


The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

         (a)      Exhibits

                  10.1  * Stock Bonus Agreement - Rex Sanders
                  10.2  * Stock Bonus Agreement - Brian Peterson
                  10.3  * Stock Bonus Agreement - Al Cortez
                  10.4  * Stock Bonus Agreement - Caroline Rene Wilson
                  10.5  * Stock Bonus Agreement - Michael Butts
                  10.6  * Stock Bonus Agreement - Maurice Vasquez
                  10.7  * Stock Option Agreement - Eric Odegard
                  10.8  * Stock Option Agreement - Walter Burch
                  10.9  * Stock Option Agreement - Asha Hira
                  10.10 * Stock Option Agreement - Carmen Davila
                  10.11 * Stock Option Agreement - Maria Santacruz
                  10.12 * Stock Option Agreement - Rex Sanders
                  10.13 * Stock Option Agreement - Nazario Casaino
                  10.14 * Stock Option Agreement - Tom Terrones
                  10.15 * Stock Option Agreement - Kevin Nguyen
                  10.16 * Stock Option Agreement - Alvin Chau
                  10.17 * Stock Option Agreement - Brian Peterson
                  10.18 * Stock Option Agreement - Al Cortez
                  10.19 * Stock Option Agreement - Caroline Rene Wilson
                  10.20 * Stock Option Agreement - Michael Butts
                  10.21 * Stock Option Agreement - Maurice Vasquez
                  10.22 * Stock Option Agreement - Dennis Parker
                  10.23 * Stock Purchase Agreement - Paul Crupi2
                  10.24 * Stock Purchase Agreement - Paul Crupi3
                  10.25 * Stock Purchase Agreement - Paul Crupi4
                  10.26 * Stock Purchase Agreement - Dennis Parker
                  10.27 * Amendment to Media Relations Service Agreement
                          (Alliance Consulting Group, Inc.)
                  10.28 * Resolution of Preferred Series A Stock Conversion
                  10.29 * Stock Option Agreement - Marc Diamond
                  10.30 * 2nd Amendment to Engagement Agreement - John Dupont


                  10.31 *** Stock Purchase Agreement - Citizen Asia Pacific
                            Limited
                  10.32 *** Amended Stock Purchase Agreement - Citizen Asia
                            Pacific Limited


                  * Attached to this Form 10-QSB.

                  *** Incorporated by reference from the exhibit to the Current Report on Form 10-KSB filed by us on April 16, 2001

         (b)      Reports on Form 8-K

                  None.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 2001                      ACCESSPOINT CORPORATION


                                            By:  /s/Tom M. Djokovich
                                            ------------------------------------
                                            Tom M. Djokovich,
                                            Chairman of the Board and
                                            Chief Executive Officer


                                            By:  /s/James W. Bentley
                                            ------------------------------------
                                            James W. Bentley,
                                            President