Form 10QSB
period 2001-09-30
ACCESSPOINT CORP /NV/
filed 2001-11-14
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                                   (MARK ONE)

            / X / FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ________________ TO ___________________


                      COMMISSION FILE NUMBER _____________


                          ACCESSPOINT CORPORATION, INC.
 -------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



                     Nevada                                   95-4721385
 ----------------------------------------------  -------------------------------

 (State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
                 or Organization)                        Number)

38 Executive Park, Suite 350, Irvine, CA                           92614
-------------------------------------------------          ---------------------

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
Yes  / X /
No  /    /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

   Common stock, $0.001 par value                          22,257,477
               (Class)                         (Outstanding at October 31, 2001)


   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES / X / NO / /

                             ACCESSPOINT CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
        AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS


PART I.     -     FINANCIAL INFORMATION

Item 1.           Interim Consolidated Financial Statements:
                  Consolidated Balance Sheets as of September 30, 2001 and
                    December 31, 2000
                  Consolidated  Statements of Operations  for the three and nine months ended, September 30, 2001 and 2000 Consolidated
                  Statements of Cash Flows for the nine months ended September
                    30, 2001 and 2000
                  Notes to Consolidated Financial Statements

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

PART I - FINANCIAL INFORMATION

ITEM 1.     CONSOLIDATED FINANCIAL STATEMENTS













                             ACCESSPOINT CORPORATION

                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                           September 30, 2001 and 2000

                             ACCESSPOINT CORPORATION
                  CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                           September 30, 2001 and 2000

                                TABLE OF CONTENTS








Independent Accountant's Report                                               2

Consolidated Balance Sheets                                                   3

Consolidated Statements of Operations                                         4

Consolidated Statements of Cash Flows                                         5

Consolidated Statements of Changes in Stockholders' Equity                    6

Notes to Consolidated Financial Statements                                    7

                         INDEPENDENT ACCOUNTANT'S REPORT






To the Board of Directors
ACCESSPOINT CORPORATION
Irvine, California

Members of the Board:

We have reviewed the  accompanying  consolidated  balance  sheets of Accesspoint
Corporation and its subsidiaries ("the Company") as of September 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three months and nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of the Company.

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







November 1, 2001
Los Angeles, California


                           ACCESSPOINT CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (unaudited)

                                    ASSETS
                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                     -------------  ------------
Current Assets
       Cash and cash equivalents                     $    82,370    $    31,954
       Accounts receivable (net)                         232,472        200,624
       Inventory                                          20,140          1,911
       Other receivables                                   6,498         16,682
       Prepaid expenses                                   22,925         26,429
                                                      ----------     ----------
               Total Current Assets                      364,403        277,600
                                                      ----------     ----------
Fixed Assets
       Furniture and equipment (net)                     528,608        719,167
                                                      ----------     ----------
              Total Fixed Assets                         528,608        719,167
                                                      ----------     ----------
Other Assets
       Deposits                                          366,675        413,796
       Intangibles, net                                        0              0
                                                      ----------     ----------
               Total Other Assets                        366,675        413,796
                                                      ----------     ----------
       Total Assets                                  $ 1,259,687    $ 1,410,563
                                                      ==========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                        2001            2000
                                                     -------------  ------------
Current Liabilities
       Accounts payable and accrued expenses         $ 1,501,395    $ 1,420,337
       Accrued payroll tax liabilities                   763,563        704,971
       Deferred compensation                             221,477        223,977
       Customer deposits                                 113,428              0
       Current portion, capitalized leases               223,124        210,704
       Current portion, notes payable                  1,066,500        992,500
                                                      ----------     ----------
       Total Current Liabilities                       3,889,488      3,552,489

Capital Lease obligations, net of current portion        130,594        283,990
Notes payable, net of current portion                          0              0
                                                      ----------     ----------
       Total Liabilities                               4,020,082      3,836,479
                                                      ----------     ----------

Stockholders' Equity

       Preferred Stock, $.001 par value, 5,000,000
            shares authorized, 1,666,108 and 0
            issued and outstanding, respectively     $     1,666    $         0

       Common stock, $.001 par value, 25,000,000
            shares authorized, 21,557,477 and
            16,557,560issued and outstanding,
            respectively                                  21,558         16,558

       Additional paid in capital                      7,731,592      5,390,011
       Retained deficit                              (10,515,211)    (7,832,485)
                                                      ----------     ----------
       Total Stockholders' Equity                     (2,760,395)    (2,425,916)
                                                      ----------     ----------
       Total Liabilities and Stockholders' Equity    $ 1,259,687    $ 1,410,563
                                                      ==========     ==========

The accompanying notes are an integral part of these consolidated finacial statements


                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                Three Months Ended September 30,   Nine Months Ended September 30,
                                                      2001            2000              2001           2000
                                                ---------------   --------------   --------------  ---------------
Sales, net                                         $ 1,690,498    $   630,124       $  3,595,409    $ 1,682,668
Cost of sales                                          950,185         97,526          1,716,086        187,703
                                                ---------------   --------------   --------------  ---------------
       Gross profit                                    740,313        532,598          1,879,323      1,494,965
Selling expenses                                        85,573        105,217            303,785        200,155
General and administrative expenses                  1,110,209      1,986,116          3,919,258      4,593,092
                                                ---------------   --------------   --------------  ---------------
       Income (loss) from operations                  (455,469)    (1,558,735)        (2,343,720)    (3,298,282)
                                                ---------------   --------------   --------------  ---------------

Other (Income) Expense
       Interest income                                  (3,978)           (13)            (6,825)        (1,131)
       Interest expense                                 22,523         36,237            132,411         96,935
       Other miscellaneous                               7,575              0              4,408              0
       Debt forgiveness                                 (7,598)             0             (7,598)             0
       Penalties                                           143        148,222            108,375        186,851
       Bad Debts                                        82,157        (98,894)           119,568        276,903
                                                ---------------   --------------   --------------  ---------------
       Total Other (Income) Expense                    100,822         85,552            350,339        559,558
                                                ---------------   --------------   --------------  ---------------

       Income (loss)  before
            income taxes                              (556,290)    (1,644,287)        (2,694,059)    (3,857,840)

Provison for income taxes                              (14,533)           800            (11,333)         1,600
                                                ---------------   --------------   --------------  ---------------
       Net income (loss)                           $  (541,757)   $(1,645,087)      $ (2,682,726)   $(3,859,440)
                                                ===============   ==============   ==============  ===============

       Net loss per share (basic and diluted)
            Basic                                  $     (0.03)   $     (0.10)      $      (0.12)   $     (0.24)
            Diluted                                $     (0.03)   $     (0.10)      $      (0.12)   $     (0.24)
       Weighted average number of shares
            Basic                                   21,557,477     16,357,527         21,557,477     16,357,527
            Diluted                                 21,557,477     16,357,527         21,557,477     16,357,527

       Extraordinary expense per share
            Basic                                  $      0.00    $      0.00       $       0.00    $      0.00
            Diluted                                $      0.00    $      0.00       $       0.00    $      0.00


The accompanying notes are an integral part of these consolidated finacial statements


                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                                    September 30,  September 30,
                                                       2001            2000
                                                    -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net Income (loss)                            $ (2,682,726)  $ (3,859,440)

Adjustments to reconcile net loss to net cash
used in operating activities:
       Amortization                                            0              0
       Depreciation                                      247,211        216,116
       Services paid by stock issuance                   393,703        332,904
       Decrease (Increase) in receivables                (31,848)       262,324
       Decrease (Increase) in inventory                  (18,229)           813
       Decrease (Increase) in other receivables           10,185         (4,731)
       Decrease (Increase) in prepaid expenses             3,504        (13,065)
       Decrease (Increase) in deposits                    47,120       (151,251)
       Decrease (Increase) in intangibles                      0          2,481
       (Decrease) Increase in accounts payable
            and accrued expenses                          81,058        950,225
       (Decrease) Increase in accrued payroll taxes       58,592              0
       (Decrease) Increase in deferred compensation       (2,500)             0
       (Decrease) Increase in customer deposits          113,429              0
       (Decrease) Increase in deferred revenue                 0         (7,854)
                                                    -------------  -------------
       Total Adjustments                                 902,224      1,587,962
                                                    -------------  -------------
       Net cash used in operations                  $ (1,780,502)  $ (2,271,478)
                                                    -------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of intangibles                                 0              0
       Purchase of furniture and equipment               (56,653)       (73,987)
                                                    -------------  -------------
       Net cash used in investing activities             (56,653)       (73,987)
                                                     -------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Issuance of debt                                   74,000      1,066,188
       Payments on capital leases, net                  (140,976)      (289,566)
       Payments on long term debt                              0       (819,000)
       Sale of stock                                   1,954,547      2,344,257
                                                    -------------  -------------
       Net cash provided by financing activities       1,887,571      2,301,879
                                                    -------------  -------------

       Net change in cash and cash equivalents            50,416        (43,586)
                                                    -------------  -------------

       Cash and cash equivalents at beginning of
            period                                        31,954         54,348
                                                    -------------  -------------

       Cash and cash equivalents at end of period   $     82,370   $     10,762
                                                    =============  =============

       Supplemental cash flows disclosures:
            Income tax payments                     $      2,400   $      1,600
                                                    -------------  -------------

            Interest payments                       $     73,806   $     96,935
                                                    -------------  -------------

            Non cash investing and financing
                Addition of equipment on capital
                   leases                           $          0   $    226,744
                Stock issued for services           $    393,703   $    332,904
                                                    -------------  -------------

The accompanying notes are an integral part of these consolidated finacial statements

                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      NINE MONTHS ENDED SEPTEMBER 30, 2001 AND YEAR ENDED DECEMBER 31, 2000
                                   (unaudited)

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                        2001            2000
                                                     -------------  -------------
Retained (deficits)
       Balance at beginning of period                $ (7,832,485)  $ (2,611,238)
       Net income (loss)                               (2,682,726)    (5,221,247)
                                                     -------------  -------------
       Balance at end of period                       (10,515,211)    (7,832,485)
                                                     -------------  -------------

Preferred Stock, par value $.001 (thousand of shares)
       Balance at beginning of period                           0              0
       Preferred Stock Issued                               1,666              0
                                                     -------------  -------------

       Balance at end of period                             1,666              0
                                                     -------------  -------------

Common stock, par value $.001 (thousands of shares)
       Balance at beginning of period                      16,558         14,832
       Common stock issued                                  5,000          1,726
                                                     -------------  -------------

       Balance at end of period                            21,558         16,558
                                                     -------------  -------------

Additional paid in capital
       Balance at beginning of period                   5,390,011      2,315,265
       Common stock issued                              2,341,581      3,074,746
                                                     -------------  -------------

       Balance at end of period                         7,731,592      5,390,011
                                                     -------------  -------------

Total stockholders' equity at end of period          $ (2,760,395)  $ (2,425,916)
                                                     =============  =============

The accompanying notes are an integral part of these consolidated finacial statements

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2000.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

               Furniture and Fixtures       5 years
               Equipment                    5 years
               Hardware and Software        3 years

         INVENTORY
         Inventory is valued at the lower of cost or market; cost is determined on the weighted average method. As of September 30, 2001 and December 31, 2000 inventory consisted only of finished goods.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

         The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                             September 30,       September 30,
                                                 2001                 2000
                                                 ----                 ----
         Sales
                  Accesspoint               $    995,847        $    462,500
                  PSI                          2,367,680             943,602
                  Black Sun Graphics             357,957             404,851
                  Eliminations                  (126,075)           (128,285)
                                            -------------       -------------
                  Combined                  $  3,595,409        $  1,682,668
                                            -------------       -------------

         Net Income (loss)
                  Accesspoint               $( 1,903,303)       $ (3,117,835)
                  PSI                        (   796,638)         (  812,884)
                  Black Sun Graphics              17,215              71,281
                                            -------------       -------------
                  Combined                  $ (2,682,726)       $ (3,859,440)
                                            -------------       -------------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Note D - CASH

         The Company maintains its cash balances at various banks in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of September 30 , 2001 and December 31, 2000, there were no uninsured balances held at these banks.

Note E - FIXED ASSETS

         Fixed assets consist of the following:

                                                       September 30,         December 31,
                                                           2001                    2000
                                                     ---------------      ----------------
               Furniture and fixtures                $     74,235          $      71,364
               Office equipment                           245,518                243,634
               Computer hardware and software           1,020,476                968,578
               Leasehold improvements                      67,236                 67,236
                                                     ---------------      ----------------
                                                        1,407,465              1,350,812
               Accumulated depreciation                  (878,857)              (631,645)
                                                     ---------------      ----------------

               Total                                 $    528,608          $     719,167
                                                     ---------------      ----------------


         At September 30, 2001 and December 31, 2000 included in fixed assets are costs of $737,996 of assets recorded under capital leases.

         For the nine months ended September 30, 2001 and the year ended December 31, 2000, included in accumulated depreciation are $443,275 and $295,474, recorded on assets under capital leases, respectively.

Note F- COMMITMENTS AND CONTINGENCIES

         Capital Leases - The Company leases certain machinery and equipment under capital leases. Future minimum payments under capital leases are:

                  2002                               $ 223,124
                  2003                                 112,585
                  2004                                  18,009


         OPERATING LEASES - The Company leases certain of its facilities and equipment under non-cancelable operating leases. Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year are:

                  2002                               $  246,540
                  2003                                   62,429
                  2004                                   25,044

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Note F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         Rent expense for the nine months ended September 30, 2001 and 2000 was $329,622 and $135,504 respectively.

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

         CONSULTING AGREEMENTS - In January 2001 the Company entered into a consulting agreement with another corporation for media relations. This agreement stipulated for the payment of 20,000 shares of common stock per month for the first three months and 16,666 shares of stock per month for an additional six months for payment of services. The corporation was also granted 30,000 stock options for the purchase of common stock at $1.00 per share for a period of twelve months. As of September 30, 2001, 170,000 shares have been issued with a value of $261,248.

         The Company has entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 6,000 shares of common stock issued pro-rata over twelve months and 2,400 stock options for the purchase of common stock at an exercise price of $3.37 per share. The stock options also vest pro-rata over twelve months. As of September 30, 2001 the Company has issued 1,000 shares of stock with a value of $3,688 to this individual.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Note F - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         The Company has entered into a consulting agreement with another company for their marketing services. The contract stipulates payment of 3,125 shares of stock for each of eight agreed upon projects for a total of 25,000 shares. Payment is to be made at the completion of each project. As of September 30, 2001, 3,125 shares have been issued under this agreement with a value of $4,883.

         The Company has entered into a consulting agreement with an individual for financial and business consulting services. As of September 30, 2001, 71,380 shares had been issued under this agreement with a value of $131,251.

Note H - STOCK AND WARRANTS

         At September 30, 2001, the Company has 25,000,000 shares authorized and 21,557,477 shares issued and outstanding of common stock. The Company had 5,000,000 shares authorized and 1,666,108 shares issued and outstanding preferred stock.

         In addition, the Company had outstanding at September 30, 2001, 1,735,000 warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through April 2006.

                                              Weighted Average  Weighted Average
         Exercise Price Range      Amount     Contractual Life   Exercise Price
         --------------------      -------    ----------------  ----------------
         $0.01 - $0.50           3,280,000    45 months                  $0.34
         $0.51 - $4.99             510,000    48 months                  $4.00
         $5.00 - $6.00             180,000    35 months                  $5.96
         $7.00                   1,270,000    23 months                  $7.00

         At September 30, 2001, the Company has common stock reserved for the following reasons:

                  Exercise of common stock warrants           1,735,000
                  Exercise of employee stock options          3,506,477
                                                              ---------
                                                              5,241,477
                                                              ---------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Note J - DEBT

         At September  30, 2001 and  December  31,  2000,  the Company had notes
         payable   outstanding  in  the  aggregate   amount  of  $1,420,218  and
         $1,487,194, respectively. Payable as follows:

                                                           September 30,     December 31,
                                                               2001             2000
                                                               ----             ----
         Note payable to a trust of a related party,
         interest at 12% per annum, due on demand             $ 100,000        $ 100,000

         Note payable to a corporation, interest at 5%
         per annum, due on demand                               127,500          127,500

         Note payable to an individual, interest at
         5% per annum, due on demand                            115,000          115,000

         Note payable to a related party, interest at
         10% per annum, due on demand                           160,000          160,000

         Note payable to a corporation, interest at
         5% per annum, due on demand                             40,000           40,000

         Note payable to a related party, interest at
         8% per annum, due May, 2002                             74,000                0

         Note payable to a corporation, interest at 8%
         per annum, due October 16, 2001, convertible
         at the option of the holder into common  stock
         equal to the face value of the note                    450,000          450,000

         Capitalized lease obligations, interest at
         varying rates, payments through May 2004               353,718          494,694
                                                             ----------       ----------

                                                              1,420,218        1,487,194

                   Current portion                            1,289,624        1,203,204
                                                             ----------       ----------

                   Long-term portion                         $  130,594       $  283,990
                                                             ----------       ----------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   NINE MONTHS ENDED SEPTEMBER, 2001 AND 2000


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

Note N - INCOME TAXES

         No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the period ended September 30, 2001, there is no difference between the federal statutory tax rate and the effective tax rate. At the year ended December 31, 2000 the Company had available net operating loss carry-forwards of approximately $7,000,000 after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

         These trends can be seen in the numbers generated during the first nine months of this year. Since the launch of our processing operations, and the development of revenues from transaction settlement, the Company has successfully reduced the cost of overall operations, exclusive of processing interchange fees, by over 40% while experiencing a 192% increase in revenues from fourth quarter 2000 to third quarter 2001. Additionally, the Company saw a 1,012% increase in transaction revenues between January and September of 2001.

         We anticipate that the continued successful development of our expanded role as a primary processor will contribute to both predictable and increased revenues during the first full year of operations as a processor. We anticipate being able to finance operations through direct revenues near the onset of our second year of operations as a processor.

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

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenues for the three months ended, September 30, 2001 increased to $1,690,498 from $630,124 for the three months ended, September 30, 2000. The increase of $1,060,374, or 168.3% is due primarily to the Company's focus on the development of non-Internet based business as a target client profile and the growth of our sales channel and merchant portfolio for our transaction processing and underwriting services during this three-month period, which has been producing consistent revenue growth.

         Cost of sales for the three months ended, September 30, 2001 increased to $950,185 from $97,526 for the three months ended, September 30, 2000. The increase of $852,659 or 874.3% resulted primarily from the growth in sales associated with our transaction processing and underwriting services, which include the costs for settlement of transactions within various payment networks.

         Selling and marketing expenses for the three months ended, September 30, 2001 decreased to $85,573 from $105,217 for the three months ended, September 30, 2000. This decrease of $19,644, or 18.7% resulted primarily from certain commissions being reclassified into General & Administrative Expense and the decrease in in-house web & graphic design.

         General and administrative expenses for the three months ended, September 30, 2001 decreased to $1,110,209 from $1,986,116 for the three months ended, September 30, 2000. The decrease of $875,907, or 44.1% resulted primarily from a decrease in total payroll expense of $259,865 from $940,097 in 2000 to $680,232 in 2001 and a decrease in consulting services of $335,350 from $410,211 in 2000 to $74,861 in 2001. This overall reduction is part of our continued efforts in our cost cutting and automation initiatives.

         Interest expense, net, for the three months ended, September 30, 2001 was $18,545, as compared to $36,224 for the three months ended, September 30, 2000. The decrease of $17,679, or 49.1% in interest expense resulted primarily from a decrease in interest expense associated with fixed assets financed under capital lease agreements.

         Other expense, net, for the three months ended, September 30, 2001 was $82,277. This includes primarily the write-off of bad debt.

         Net loss for the three months ended, September 30, 2001 and the three months ended, September 30, 2000 was $(541,757) and $(1,645,087), respectively.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

         Revenues for the nine months ended, September 30, 2001 increased to $3,595,409 from $1,682,668 for the nine months ended, September 30, 2000. The increase of $1,912,741, or 113.7% is due primarily to the Company's focus on the development of non-Internet based business as a target client profile and the continued growth of our sales channel and merchant portfolio for our transaction processing and underwriting services during this nine-month period, which has been producing consistent revenue growth.

         Cost of sales for the nine months ended, September 30, 2001 increased to $1,716,086 from $187,703 for the nine months ended, September 30, 2000. The increase of $1,528,383 or 814.3% resulted primarily from the growth in sales and the cost associated with the settlement of transactions within various networks with our transaction processing and underwriting services.

         Selling and marketing expenses for the nine months ended, September 30, 2001 increased to $303,785 from $200,155 for the nine months ended, September 30, 2000. This increase of $103,630, or 51.8% resulted primarily from the increase in advertising expense associated with the recognition of expense related to the issuance of stock in exchange for services.

         General and administrative expenses for the nine months ended, September 30, 2001 decreased to $3,919,258 from $4,593,092 for the nine months ended, September 30, 2000. The decrease of $673,834, or 14.7% resulted primarily from decreases in total payroll expense of $386,112 and consulting expense of $302,022 coupled with our continued efforts in our cost cutting and automation initiatives.

         Interest expense, net, for the nine months ended, September 30, 2001 was $125,586, as compared to $95,804 for the nine months ended, September 30, 2000. The increase of $29,782, or 31.1% in interest expense resulted primarily from an increase in interest expense associated with the accrual of interest for loans and notes payable.

         Other expense, net, for the nine months ended, September 30, 2001 was $224,753, as compared to $463,754 for the nine months ended, September 30, 2000. The decrease of $239,001, or 51.5% is primarily as result of the decrease in the write-off of bad debt coupled with a decrease in the accrual for penalties associated with unpaid payroll taxes.

         Net loss for the nine  months  ended,  September  30, 2001 and the nine
months  ended,   September   30,  2000  was   $(2,682,726)   and   $(3,859,440),
respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital (deficit) at September 30, 2001 was $(3,525,085) as compared to $(3,274,889) at December 31, 2000.

         We have funded our operations and working capital needs through a series of private equity and debt offerings including Regulation D and Regulation S private placements and loans.

         Cash and cash equivalents at September 30, 2001 were $82,370 compared to $10,762 for the comparable period of the prior year. During the nine months ended, September 30, 2001, the Company used $1,780,502 net cash in operating activities as compared to using $2,271,478 for the nine months ended, September 30, 2000. This decrease of cash used in operations of $490,976 was primarily a result of the decrease in the net loss for 2001, coupled with an increase in accounts payable and accrued expenses for the nine months ended, September 30, 2001.

         During the nine months ended, September 30, 2001, we used $56,653 for investing activities as compared to $73,987, for the nine months ended, September 30, 2000. The decreased use of cash for investing activities resulted primarily from the decrease in acquisition of furniture and equipment under fixed assets.

         During the nine months ended, September 30, 2001, we generated net cash of $1,887,571 from financing activities as compared to $2,301,879 for the nine months ended, September 30, 2000. The decrease of $414,308 resulted from our shift in raising funds from debt financing to raising funds through private placement of common stock pursuant to Regulation D, Rule 504, and Regulation S, Rule 144. Cash flows from the issuance of notes payable decreased $992,188 from $1,066,188 during the nine months ended, September 30, 2000 to $74,000 during the nine months ended, September 30, 2001. During the first nine months of 2001, we received $1,954,546 in proceeds from the issuance of common stock. For the comparable period of the prior year, we received $2,344,257 in proceeds from the issuance of common stock.

         Without further equity offerings through private placements, we believe that our cash, cash equivalents and short-term investments at September 30, 2001 will not be sufficient to meet our liquidity needs over the next six months.

         We currently lease office space on a short-term twelve-month sub-lease basis at two locations and could be required to move after the expiration of the twelve-month period in June 2002 for Accesspoint and December 2002 for PSI. The major capital expenditures we could incur if it needed to move would be related to relocation of office computers, local area network hardware, office telephony and office equipment and furniture. However, we house our Internet computer servers and Internet network equipment and components at the Exodus Communications Center located in Irvine, CA. There may be a need to re-locate our Internet computer servers, Internet network equipment and components.

         We had, at September 30, 2001, working capital of $(3,525,085). We believe that cash generated from operations will not be totally sufficient to fund our current and anticipated cash requirements for the remainder of this year. We plan to obtain additional financing from equity and debt placements. We believe that our current operational plans for the next twelve months may be curtailed or delayed because of the lack of sufficient financing. We have been able to raise capital in a series of equity and debt offerings in the past. While there can be no assurances that we will be able to obtain such additional financing, on terms acceptable to us and at the times required, or at all, we believe that sufficient capital can be raised in the foreseeable future.


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

         On May 10, 2001 Citicorp Services Inc. brought an action against us claiming breach of a real property lease. The action pertained to certain premises subleased by us in Chicago consisting of approximately 9,924 rentable square feet of space on the seventh floor of Citicorp Plaza. The action was pending in the Circuit Court of Cook County, Illinois, County Department, Law Division, and was filed as Case Number 01105513. The principle parties to the subject litigation were Citicorp Services, Inc. as plaintiff and Accesspoint Corporation as defendant. Citicorp purported to elect to terminate our right to possession of the subject premises without terminating the sublease and took possession of the subject premises. Citicorp asserted that the amount of rent due from Accesspoint under sublease through April 30, 2001 was $74,863.63. Citicorp also asserted that pursuant to applicable provisions the operative sublease (and the prime lease as incorporated into the sublease), Accesspoint also owed Citicorp, in addition to the above amount, an amount equal to the rent due for May 2001 under the sublease in the sum of $18,183.79. Citicorp alleged that since taking possession of the subject premises it had taken commercially reasonable steps to locate a replacement tenant but as of the date of filing of the complaint had been unable to do so. We believe on August 21, 2001 the above plaintiff obtained a default judgment against us in the amount of $93,388.42 in the State of Illinois. The plaintiff has not sought to enforce the judgment in the State of California. We are in discussions with the plaintiff in regard to potential settlement of this matter.


Item 2.  Changes in Securities and Use of Proceeds

         On July 2, 2001 we issued 16,666 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

         On July 31, 2001 we issued 201,262 shares of common voting stock to Bosman International, Ltd. pursuant to a warrant agreement exercised by Bella Donna Limited in accordance with the net-issue exercise (cashless exercise) provisions contained in the warrant. The net-issue exercise formula contained in the warrant provided as follows: where the number of shares of Common Stock to be issued to the Holder (X) equals the number of shares of Common Stock purchasable under the warrant (Y) times (the fair market value of one share of the Company's Common Stock (at the date of such calculation) (A) minus the per share exercise price (as adjusted to the date of such calculation) (B)) all divided by the fair market value of one share of the Company's Common Stock (A). In accordance with the foregoing formula the warrant representing the potential issuance of 275,000 shares was surrendered and 201,262 shares were actually issued. These shares were issued in accordance with the Warrant Agreement dated March 3, 1999 with the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Bosman International, Ltd. acquired the shares for their own account exercise of said warrant with no then present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the shares. The parties exercising the warrant and to whom the shares were issued were, by reason of their business and financial experience, or the business and financial experience of their professional advisors (who are unaffiliated with and who are not compensated by us), are reasonably assumed to have the capacity to protect their own interests in connection with this transaction. The shares were offered in a private transaction, which was not part of a distribution of the shares.

         As of September 30, 2001, we entered into Stock Bonus Agreements for the issuance of Preferred Shares, Series A, in various amounts and at various dates to employees listed in the table below. The shares will, or have been issued, in accordance with separate Stock Bonus Agreements between us, and the below persons, as parts of separate compensation packages upon the attainment of the below persons of certain employment performance milestones. The table below shows the number of shares issued and not issued and the date of issuance as of September 30, 2001.


-------------------------------------- --------------- ------------------------ ----------------------------
                                            DATE              NUMBER OF                  NUMBER OF
                       EMPLOYEE            ISSUED         PREFERRED SHARES        PREFERRED SHARES ISSUED
-------------------------------------- --------------- ------------------------ ----------------------------
Carmen M. Davila                              3/15/01                    4,000                        4,000
-------------------------------------- --------------- ------------------------ ----------------------------
Asha J. Hira                                  3/31/01                   15,000                       15,000
-------------------------------------- --------------- ------------------------ ----------------------------
Maria E. Santacruz                            3/31/01                    4,000                        4,000
-------------------------------------- --------------- ------------------------ ----------------------------
Marissa Esquillo                               8/1/01                      500                          500
-------------------------------------- --------------- ------------------------ ----------------------------
Chris Chun                                     8/1/01                      500                            0
-------------------------------------- --------------- ------------------------ ----------------------------
Roger Murray                                   8/1/01                   20,000                       20,000
-------------------------------------- --------------- ------------------------ ----------------------------
Claudia Tejeda                                 8/1/01                    1,000                        1,000
-------------------------------------- --------------- ------------------------ ----------------------------
Marc Diamond                                   8/1/01                   20,000                       20,000
-------------------------------------- --------------- ------------------------ ----------------------------
Monica Jimenez                                 8/1/01                      500                          500
-------------------------------------- --------------- ------------------------ ----------------------------
Paul Hogue                                     8/1/01                      500                          500
-------------------------------------- --------------- ------------------------ ----------------------------
Thomas Mitchell                                8/1/01                      100                          100
-------------------------------------- --------------- ------------------------ ----------------------------
Jeff MacDonald                                 8/1/01                      500                          500
-------------------------------------- --------------- ------------------------ ----------------------------
Rex Sanders                                    5/7/01                    5,000                            0
-------------------------------------- --------------- ------------------------ ----------------------------
  TOTAL                                                                 71,600                       66,100
-------------------------------------- --------------- ------------------------ ----------------------------


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

         On August 2, 2001 we issued 20,000 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

         On August 29, 2001 we issued 7,500 shares of common voting stock to Floratos, Loll & Devine. These shares were issued in exchange for legal services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Floratos, Loll & Devine acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Floratos, Loll & Devine.

         On September 2, 2001 we issued 16,670 shares of common voting stock to Capital Holdings Group Worldwide, Inc. pursuant to a consulting agreement with Alliance Consulting Group, Inc. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to
Section 25102(f) of the California Corporations Code. Capital Holdings Group Worldwide, Inc. acquired the shares for their own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Alliance Consulting Group, Ltd.

         During the three months ended, September 30, 2001 we sold a total of 1,033,500 shares of common voting stock to Citizen Asia Pacific Limited. The shares were sold at various prices ranging from $0.32 to $0.60 per share representing a total purchase price and proceeds to our Company of $455,908. Pursuant to the written agreement, Citizen Asia Pacific Limited agreed to purchase from us up to 1,600,000 shares of our Common Stock at a per share purchase price equal to 40% of (a) the closing, or (b) the last trade price of our shares of Common Stock as quoted on the OTC Bulletin Board (or on such other United States stock exchange or public trading market on which our shares trade if, at the time of purchase, they are not trading on the OTCBB). As a convenience to Citizen Asia Pacific Limited, the certificates representing the above issued shares were created, naming holders designated by Citizen Asia Pacific Limited from time to time. We did not publicly offer any securities. We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Citizen Asia Pacific Limited is a non U.S. company and neither Citizen Asia Pacific Limited nor any person or entity for whom Citizen Asia Pacific Limited was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale.

         On September 28, 2001 we issued 20,690 shares of common voting stock to John Dupont. These shares were issued in exchange for consultant services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Dupont acquired the shares for his own account for exchange of services with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Mr. Dupont.

         The proceeds from the above sales of unregistered securities were used primarily to fund the day-to-day operations of the Company.


Item 3.  Defaults upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other Information.

         We have entered into an installment agreement with taxing authorities regarding delinquent taxes including payroll withholding taxes and we have been making payments under the installment agreement since April 10, 2001. On September 11, 2001, the Internal Revenue Service filed a lien for delinquent payroll taxes as a matter of record. We are current in payments for this years payroll withholding taxes and we are continuing to make installment payments towards previous delinquent taxes and anticipate the satisfactory completion of the installment agreement.

Item 6.  Exhibits and Reports on Form 8-K

The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

         (a)      Exhibits

                  10.33 *   Stock Bonus Agreement - Standard
                  10.34 *   Warrant Agreement - Bella Donna Limited

                  10.35 ** Amendment to Media Relations Service Agreement (Alliance Consulting Group, Inc.)
                  10.36 **  2nd Amendment to Engagement Agreement - John Dupont

                  10.37 *** Stock Purchase Agreement - Citizen Asia Pacific
                            Limited
                  10.38 *** Amended Stock Purchase Agreement - Citizen Asia
                            Pacific Limited


                  * Attached to this Form 10-QSB.

                  ** Incorporated by reference from the exhibit to the Current Report on Form 10-QSB filed by us on August 14, 2001 *** Incorporated by reference from the exhibit to the Current Report on Form 10-KSB filed by us on April 16, 2001

         (b)      Reports on Form 8-K

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 14, 2001                         ACCESSPOINT CORPORATION


                                                 By:  /s/ Tom M. Djokovich
                                                 -------------------------------
                                                 Tom M. Djokovich,
                                                 Chairman of the Board and
                                                 Chief Executive Officer


                                                 By:  /s/ James W. Bentley
                                                 -------------------------------
                                                 James W. Bentley,
                                                 President