Form 10KSB
period 2001-12-31
ACCESSPOINT CORP /NV/
filed 2002-04-16
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

       [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2001

                                       OR

           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________


                        COMMISSION FILE NUMBER: 000-29217


                             ACCESSPOINT CORPORATION
        ________________________________________________________________
                 (Name of Small Business Issuer in its Charter)



              Nevada                                      95-4721385
_______________________________             ____________________________________
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


      21031 Ventura Boulevard, Suite 200
          Woodland Hills, California                               91364
______________________________________________           _______________________
   (Address of Principle Executive Offices)                     (Zip Code)

                                 (818) 737-3232
                ________________________________________________
                (Issuer's Telephone Number, Including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $6,344,643.

The aggregate market value of the voting stock held by non-affiliates of the issuer on March 28, 2002, based upon the average bid and asked prices of such stock on that date ($0.59) was $4,460,169. The number of issuer's shares of Common Stock outstanding as of December 31, 2001 was 23,375,208.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]


                             ACCESSPOINT CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS


Forward-Looking Statements

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

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

     B.   BUSINESS OVERVIEW

     Accesspoint Corporation is a vertically-integrated provider of electronic transaction processing and value-added business services. Our transaction processing service routes, authorizes, captures, and settles all types of non-cash payment transactions for retailers and businesses nationwide. Accesspoint services the payment processing needs of sellers by (1) providing merchant underwriting, risk management and account services, and (2) supporting the network and technology services necessary for both retail (in-store) and Internet point of sale transactions. To this core function Accesspoint provides sellers with a entire suite of integrated business applications that centralize the management of (A) both in-store and online transaction processing and accounting, (B) automated web site design, hosting services and catalog creation and management, (C) merchandising and benefits management, (D) order processing and tracking services, and (E) a whole host of reporting and monitoring tools.

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

     C.  INDUSTRY

     Over the course of the last several years the market opportunities for the use of the Internet as a service medium have evolved significantly. The expectations for the use of the Internet have changed from simply enabling business to market and sell online, to the Internet enabling of virtually all traditional business processes. Driving this initiative is the ever-pressing need for businesses to enhance convenience, increase sales and reduce costs.

     Major changes are also occurring within the payment systems that enable the exchange of value between buyers and sellers. The proliferation of non-cash payment methods such as credit and debit card, smart card, electronic checking & ACH, stored value, Electronic Benefit Transfer (EBT), loyalty programs, gift card and future electronic payment systems require that merchants be prepared to accept an array of e-payment types subject to the demands of which ever payment type a buyer chooses for a given purchase.

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

     The complexities and inherent flaws of this service environment presented a significant business opportunity for Accesspoint and have served to increase the need for our solutions and our value proposition in the eyes of our prospective clients. Accesspoint focuses on specific markets that have historically been under-served by both the transaction processing and software services industry.

     D.  SERVICE STRATEGY

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

     TURNKEY SOLUTIONS. We bundle merchant processing services with multi-application e-payments, e-commerce offerings, software services, transaction processing hardware, systems development, integration, and management into one offering. The result is a transfer of responsibility. The role of general technology contractor shifts from the merchant/client to us. The result is a significant reduction in the decision-making and administrative burden on a client. This arrangement provides a significantly greater level of business efficiency particularly for the Small to Medium Enterprise (SME) merchants who are then free to concern themselves with the day-to-day operations of their business rather than keeping pace with technology and processing relationships.

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

     MERCHANT ACCOUNTS (MERCHANT BANKCARD PROCESSING)

     Accesspoint, through our wholly owned subsidiary, Processing Source International, is a primary processor and underwriter of electronic financial transactions as a member processor, under the sponsorship of Chase Manhattan Bank, within the Visa/MasterCard association for the processing of card transactions and the National Automated Clearing House Association (NACHA) network for the processing of electronic checks and check conversion under the sponsorship of First National Bank of Omaha.

     We provide sellers with point of sale (POS) terminal equipment, transaction routing and authorization, settlement, Internet-based processing services, risk management, stored value, loyalty program support and sponsorship into all credit card associations (such as VISA and MasterCard) and major debit networks (such as STAR, Pulse, and NYCE). This combination of products is serviced through one provider.

     ISO ADVANTAGE SYSTEM (SALES CHANNEL AND SERVICE MANAGEMENT)

     Developed in-house by Accesspoint, the ISO Advantage system is a business management system for the bankcard industry. Using the ISO Advantage Console, a sales agent or group can market to prospective clients, submit merchant applications for real-time approval, real time Merchant ID (MID) generation, automatically activate any number of value-added business services, track their entire portfolio, and view residual reports in real time. It calculates commissions and residuals for sales offices and their agents, and provides a high level of control over the information about the merchant application process, service deployment and customer service needs. Accesspoint believes that the ISO Advantage system presents a significant competitive advantage over other merchant acquirers.

     E-COMMERCE AND SOFTWARE SERVICES

     We offer a number of e-commerce and value-added business services to our resellers in the bankcard industry and the merchants they support. These services are delivered through two primary software products - Transaction Manager and Merchant Manager Enterprise.

         TRANSACTION MANAGER is a secure web-based merchant account administration and transaction processing system. The system provides real-time electronic payment solutions that enable the acceptance of credit cards, electronic checks and alternative payment types, as well as ACH payments. Processing services support all major credit cards, including consumer, corporate and procurement cards and enable real-time processing of added transaction information such as items sold, discount control, stored value and loyalty benefits. Our system provides support for enterprise-wide transaction management and processing across multiples sales channels such as call center, order desk, Internet and field authorizations. The system also provides support for fraud control, order processing and fulfillment compliance features mandated within the Visa/MasterCard system. Additionally, account management and reporting features support both retail (in-store) and Internet point of sale transactions.

         MERCHANT MANAGER ENTERPRISE offers a complete, secure electronic commerce solution that is cost-effective and easy to use. Web browser-based administration tools provide businesses with a simple interface for controlling catalog and content creation, accounts and discount management, point of sale and inventory control systems, marketing tools and program administration, legacy systems information management (through extensive information import and export features), reporting and tracking tools, tax and shipping calculation, and the secure transaction processing features of our Transaction manager system. These services come complete with hosting, e-mail and technical support. The system is virtually platform-independent and is accessed through a simple Internet connection.

     While there are some weaknesses inherent in our products, one notable marketplace disadvantage is the added time and expense required if a business insists that our e-commerce system be fully integrated into the business' back-end systems. Because there is so much diversity in back-end systems, no single e-commerce software product will automatically link to all existing order entry and inventory management modules. Full integration requires either replacing the back-end systems or customizing the e-commerce system to work automatically with the existing back-end systems.

     F. COMPETITION

     We focus our business on specific markets that historically have been under-served by the transaction processing industry. Our multi-application e-payment systems compete at several levels, both directly and indirectly, with providers of financial electronic payment processing, settlement services, software development and e-commerce business solutions. These markets in which we operate are extremely competitive and can be significantly influenced by the marketing and pricing decisions of the larger industry participants. The barriers to entry in these various market segments vary, and we expect that competition will continue to intensify in the future.

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

     Additionally, there are competitors in the processing market who focus exclusively on providing electronic payment processing software and hardware services. Our services provide web-based or outsourced transaction processing and management software services which compete in this market segment in an Application Service Provider (ASP) model. Our principal competitors in software services include boxed software, or merchant-deployed software, developers such as Go Software, Inc. and Hewlett-Packard Co., outsourced or ASP model developers and service providers such as Clear Commerce Corp., Signio (a subsidiary of VeriSign, Inc.) and AuthorizeNet.

     Our multi-application e-payment systems provide support for e-commerce and web-based business management and catalog marketing functions. The markets for e-commerce business solutions are intensely competitive and subject to rapid technology changes and can be affected by new product introductions. Our competition comes from several principal segments of this market. These competitive segments consist of companies that sell software solutions that are typically deployed at the merchant's place of business and may include consulting or custom development services, or supported in an outsourced model by Application Service providers (ASP's). Potential competitors in the software development and sales area include Microsoft Corp., IBM, Oracle Corp., Ariba, Inc. and Miva Corp. In the ASP solutions sector we compete with ASP's such as CyberSource Corp., Yahoo Store, FreeMerchant.com and BigStep.com.

     Although it is the opinion of our management that few of our competitors compete favorably in each of the market segments we serve, the potential still exists that our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our potential market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

     The major weaknesses of our competitors are varied. Some, such as IBM, Ariba and Oracle are expensive and require the customer to make a major commitment of time and resources to fully integrate e-commerce services and require that the customer still establish a electronic transaction processing relationship with a processor, and license third-party software systems for the capture and processing of financial transactions.

     In the opinion of management, most competitors do not provide the level of service that we offer. In most comparisons, our multi-application e-payment and e-commerce solutions provide more features and superior performance over competitive products, relative to cost. In most cases, the number of differences is substantial.

     We are one of the only providers of a multi-application e-payment and e-commerce service that services all the above-referenced market segments. It is the opinion of our management that our business model holds a distinct advantage over our competition by allowing us to establish a multi-faceted service relationship with our clients which in turn allows clients to enjoy the benefits of a comprehensive level of payment options and value-added businesses services without having to manage the multiple business relationships normally required for these functions.

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

     A Forrester Research report projects that the non-cash payments services market will reach $11.3 Billion by 2003 (with a compounded growth rate of 86%) and predicted that 100% of all transactions will be Internet-based within several years. Since 1984, the three main processors, Visa, MasterCard, and American Express have experienced a 20% average annual growth in global charge volumes. In 1999, card volume in the U.S. generated nearly $1.1 trillion in transaction volume and is growing at an annual rate of 10%. Electronic Fund Transfer and Automated Clearing House networks are expected to process more than 8 trillion transactions annually by the year 2002. Over the next two years, Visa estimates that the use of the Internet (e-commerce) as part of an every day business process will grow at a rate of 81%, raising the current percentage of total Internet-based charge volumes from 1% to 10% by 2003. That's over a $15 billion increase. Electronic transactions are more convenient, have lower transaction costs and clear more quickly than paper transactions.

     Management believes that the use and efficiencies of the Internet will be a dominant factor in the growth and proliferation of e-payments and business applications. We have endeavored to position ourselves to service and capture a significant portion of this fast growing market sector.

     H.  INTELLECTUAL PROPERTY

     We have no patented technology that would preclude or inhibit competitors from entering our market. We have made initial inquiry regarding possible registration of the trademarks Merchant Manager (MM) and Transaction Manager
(TM). We have not filed any applications for registration of any trademarks.

     I.  REGULATION -- GOVERNMENTAL APPROVALS

     Our operations are not currently subject to direct regulation by governmental agencies other than regulations applicable to businesses generally. As use of the Internet continues to grow, jurisdictions in which we operate may adopt regulations relating to prices charged users, content, privacy, intellectual property protection, libel or other matters. If adopted, such regulations could significantly affect our results of operations.

     J.  EMPLOYEES

     As of December 31, 2001, Accesspoint has approximately 26 full-time employees and one part-time employee. Our employees consist of customer call center representatives, network engineers, software engineers, and administrative personnel. We also contract with other personnel and subcontractors for various projects on an as-needed basis.

     As of December 31, 2001, our  subsidiary  Processing  Source  International
(PSI) has approximately 21 full-time employees and no part-time employees. PSI's personnel responsibilities consist of risk management underwriting, sales and marketing, sales support and customer service, as well as administrative duties. Our subsidiary Blacksun Graphics, Inc. (BSG) had approximately two full-time employees and no part-time employees.

     We do not expect to increase our employee count in 2002. None of our employees are represented by a labor union or are subject to a collective bargaining agreement, nor have we experienced any work stoppage.


ITEM 2.  DESCRIPTION OF PROPERTY

     We do not own any real property. As of December 31, 2001, we lease, on a month-to-month basis, office space consisting of approximately 6,829 square feet located at 38 Executive Park, Suite 350, Irvine, California. Our monthly lease payment for this space is $15,707. The lessor is The Irvine Company, a Michigan corporation. The lease commenced on June 1, 2000. We share a portion of the above premises with our subsidiary BSG. BSG pays no rent for the use of the space.

     As of December 31, 2001, our subsidiary, PSI, subleases, on a month-to-month basis, office space consisting of approximately 7,452 square feet located at 21031 Ventura Blvd., Woodland Hills, California. The monthly lease payment for this space is $14,904. The sub-lessor is Employers Reinsurance Corporation, a Missouri corporation. The lease commenced on May 15, 2000.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Listed below are only those matters considered to be material to the Company by management and its counsel.

     Citicorp - During 2001, the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of December 31, 2001 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

     Ruttenberg - During 2001, a former employee of the Company filed a formal demand for payment of remaining salary under an employment agreement, unreimbursed expenses and legal costs. In November 2001, the Company entered into a settlement agreement, which required a total sum of $44,500 to be paid in $5,000 monthly installments. The Company is currently in default under this agreement and has appropriately recorded all original amounts demanded under a Stipulation for the Entry of Judgment of $92,000, less payments that were made, as a liability on the Balance Sheet as of December 31, 2001.

     For a more detailed discussion of Legal Proceedings, please refer to Note Q, Litigation and Contingencies, attached as a part of the financial statements prepared by our auditors filed herewith and incorporated hereby.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2001.



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


                                      2001
                         _______________________________
                          HIGH                      LOW
     ___________________________________________________

     1st Quarter         $ 3.94                   $ 0.88
     ___________________________________________________

     2nd Quarter         $ 2.00                   $ 1.08
     ___________________________________________________

     3rd Quarter         $ 1.64                   $ 0.18
     ___________________________________________________

     4th Quarter         $ 1.70                   $ 0.26
     ___________________________________________________


                                      2000
                         _______________________________
                          HIGH                      LOW
     ___________________________________________________

     1st Quarter         $ 9.00                   $ 5.25
     ___________________________________________________

     2nd Quarter         $ 6.38                   $ 3.00
     ___________________________________________________

     3rd Quarter         $ 4.75                   $ 2.78
     ___________________________________________________

     4th Quarter         $ 3.88                   $ 0.78
     ___________________________________________________


                                      1999
                         _______________________________
                          HIGH                      LOW
     ___________________________________________________

     1st Quarter         $ 5.75                   $ 5.25
     ___________________________________________________

     2nd Quarter         $ 6.88                   $ 4.62
     ___________________________________________________

     3rd Quarter         $ 6.00                   $ 4.62
     ___________________________________________________

     4th Quarter         $ 6.12                   $ 4.44
     ___________________________________________________

     A.  NUMBER OF HOLDERS

     As of December 31, 2001, we had approximately 355 common shareholders of record, not including an undetermined number of common shareholders holding their shares in "street name" in a brokerage account. On March 28, 2002, the last reported sales price of our common stock on the OTCBB was $0.60 per share.

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

     C.  SALES OF UNREGISTERED SECURITIES

     On October 15, 2001, we sold 100,000 shares of common voting stock to Frjalst Framtak, an individual. The shares were sold at a price of $0.30 per share for a total purchase price of $30,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Framtak acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Frjalst Framtak.

     On October 15, 2001, Asha Hira, Maria Santacruz and Carmen Davilla converted 15,000, 4,000 and 4,000, respectively, preferred shares, Series A, into common shares of the Company. The shares issued upon conversion were issued pursuant to the restrictions set forth in Rule 144 and pursuant to the exemption afforded under Rule 505 of Regulation D, and/or Section 4(2) of the Securities Act of 1933. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance.

     On October 16, 2001, we sold 400,000 shares of common voting stock to Corporate Strategies, an entity of unknown origin. The shares were sold at a price of $0.25 per share for a total purchase price of $100,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Corporate

Strategies acquired the shares for its own account for investment with no then present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Corporate Strategies.

     On October 16, 2001, we sold 200,000 shares of common voting stock to William E. and Alice Beifuss, individuals. The shares were sold at a price of $0.25 per share for a total purchase price of $50,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. The Beifuss's acquired the shares for their own account for investment with no then present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with William E. and Alice Beifuss.

     On November 13, 2001, we sold 115,740 shares of common voting stock to James Hammann c/o Sterling Trust, an individual. The shares were sold at a price of $0.43 per share for a total purchase price of $50,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Hammann acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with James Hammann c/o Sterling Trust.

     On November 16, 2001, we sold 10,256 shares of common voting stock to Dennis S. Lazuta, an individual. The shares were sold at a price of $0.49 per share for a total purchase price of $5,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Lazuta acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Dennis S. Lazuta.

     On November 21, 2001, we sold 102,564 shares of common voting stock to Douglas J. Kornbrust, an individual. The shares were sold at a price of $0.49 per share for a total purchase price of $50,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Kornbrust acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Douglas J. Kornbrust.

     On November 21, 2001, we sold 53,671 shares of common voting stock to Thomas M. Mason, an individual. The shares were sold at a price of $0.47 per share for a total purchase price of $25,000.00. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Mr. Mason acquired the shares for his own account for investment with no then present intention of dividing his interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were purchased in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Thomas M. Mason.

     On December 5, 2001, Al Urcuyo converted 600,000 preferred shares, Series A, into common shares of the Company. The shares issued upon conversion were issued pursuant to the restrictions set forth in Rule 144 and pursuant to the exemption afforded under Rule 505 of Regulation D, and/or Section 4(2) of the Securities Act of 1933. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance.

     On December 10, 2001, we issued 7,500 shares of common voting stock to Floratos, Loll & Devine. These shares were issued in exchange for legal services rendered to the Company. We did not publicly offer any securities and no underwriter was utilized and we did not pay any finder's fees, discounts or commissions in connection with the above offer. The offer was exempt pursuant to
Section 4(2) of the Act, Regulation D, and pursuant to Section 25102(f) of the California Corporations Code. Floratos, Loll & Devine acquired the shares for its own account for exchange of services with no then-present intention of dividing its interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered in a private transaction, which was not part of a distribution of the shares. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with Floratos, Loll & Devine.

     On December 13, 2001, Scott R. Andrew converted 10,000 preferred shares, Series A, into common shares of the Company. The shares issued upon conversion were issued pursuant to the restrictions set forth in Rule 144 and pursuant to the exemption afforded under Rule 505 of Regulation D, and/or Section 4(2) of the Securities Act of 1933. We did not publicly offer any securities and no underwriter was utilized and we paid no finder's fees, discounts or commissions in connection with the above issuance.

     During the three months ended December 31, 2001, we sold a total of 195,000 shares of common voting stock to Citizen Asia Pacific Limited. The shares were sold at various prices averaging approximately $0.28 per share and representing a total purchase price and proceeds to our Company of $53,980. Pursuant to the written agreement, Citizen Asia Pacific Limited agreed to purchase from us up to 1,600,000 shares of our Common Stock at a per share purchase price equal to 40% of (a) the closing, or (b) the last trade price of our shares of Common Stock as quoted on the OTC Bulletin Board (or on such other United States stock exchange or public trading market on which our shares trade if, at the time of purchase, they are not trading on the OTCBB). As a convenience to Citizen Asia Pacific Limited, the certificates representing the above issued shares were created, naming holders designated by Citizen Asia Pacific Limited from time to time. We did not publicly offer any securities. We paid no other finder's fees, discounts or commissions in connection with the above offer and sale. The offer and sale was exempt pursuant to Regulation S because Citizen Asia Pacific Limited is a non-U.S. company and neither Citizen Asia Pacific Limited nor any person or entity for whom Citizen Asia Pacific Limited was acting as fiduciary is a U.S. person. Further, the above offer and sale was made in an offshore transaction and there were no directed selling efforts in the United States in connection with the above offer and sale.

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



                          STATEMENT OF OPERATIONS (1)

                                                             YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                             2001               2000
                                                             ----               ----

Revenues.............................................    $  6,344,643       $ 2,261,752
Cost of sales and services...........................       4,045,880           324,744
Selling and marketing................................         290,914           261,715
General and administrative...........................       5,041,910         5,848,805
Profit (loss) from operations .......................      (3,034,061)       (4,173,512)
Other expense, net ..................................         832,587         1,045,336
Extraordinary expense................................               0                 0
Income taxes paid....................................           2,400             2,400
                                                         ------------       -----------
Net profit (loss)....................................    $ (3,869,048)      $(5,221,248)
                                                         ============       ===========
Net loss per Common Share:
     Basic:..........................................    $      (0.20)      $     (0.33)
     Diluted:........................................    $      (0.15)      $     (0.33)
Weighted average number of Common Shares:
     Basic:..........................................      19,509,000        15,694,780
     Diluted:........................................      26,326,000        15,694,780


                         CONSOLIDATED BALANCE SHEET (2)


                                                             YEARS ENDED DECEMBER 31,
                                                         ------------------------------
                                                             2001              2000
                                                             ----              ----

Cash.................................................    $     78,229       $    31,954
Accounts receivable, net.............................         255,873           200,624
Other current assets.................................          20,173            45,022
Fixed assets, net (3)................................         401,685           719,167
Other assets.........................................         292,058           413,796
                                                         ------------       -----------
  Total assets.......................................       1,048,018         1,410,563
                                                         ============       ===========

Total current liabilities............................       4,632,601         3,552,489
Long term liabilities................................               0           283,990
                                                         ------------       -----------
  Total liabilities                                         4,632,601         3,836,479
                                                         ------------       -----------

Common stock.........................................          23,375            16,558
Preferred stock......................................           1,056                 0
Additional paid in capital...........................       8,092,519         5,390,011
Retained earnings (deficit)..........................     (11,701,533)       (7,832,485)
                                                         ------------       -----------
  Total shareholders' equity (deficit)...............      (3,584,583)       (2,425,916)
                                                         ============       ===========
  Total liabilities and stockholders' equity.........    $  1,048,018       $ 1,410,563
                                                         ============       ===========

__________________

1 For the fiscal years ended 2001 and 2000, other than capital raised pursuant to stock sales, we have had no operations and no revenue prior to the merger with the our predecessor, Accesspoint Corporation. However, our predecessor, Accesspoint Corporation has had prior revenue. The merger has been treated as a pooling transaction for accounting purposes.

2 For the fiscal years ended 2001 and 2000, other than capital raised pursuant to stock sales, the Company has had no operations and no revenue prior to the merger with the Company's predecessor, Accesspoint Corporation.

3 Includes net accumulated depreciation of $936,497 and $631,646 in 2001 and 2000, respectively.


     B. OVERVIEW

     Our primary software products consist of Merchant Manager Enterprise, a complete and secure fully-hosted e-commerce solution for small to midsize businesses, which provides an on-line store, catalog and credit card processing abilities; Transaction Manager, an on-line credit card processing solution for small to midsize businesses; and Merchant Manager, a hosted e-commerce solution providing a simple-to-learn and simple-to-use set of tools derived from Merchant Manager Enterprise. We provide hosting services in conjunction with our software products.

     We have incurred losses since the inception of our operations. At December 31, 2001, we had an accumulated deficit of $(11,701,533). In the past, we have relied substantially on private placement offerings of debt and equity to offset our losses and to fund our ongoing operations, research and development programs and business activities. However, as of December 14, 2001, we have entered into a series of agreements with Net Integrated Systems, Ltd. ("NIS"), in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit. In the opinion of management, this Line of Credit should be sufficient to sustain Accesspoint's operations and activities for the foreseeable future.

     C.  RESULTS OF OPERATIONS

     Year Ended December 31, 2001 Compared With Year Ended December 31, 2000

     Revenues for the year ended December 31, 2001 increased to $6,344,643 from $2,261,752 for the year ended December 31, 2001. The increase of $4,082,891, or 180.52% is due primarily to our increased revenues associated with credit card processing which resulted in an overall increase in sales.

     Cost of sales for the year ended December 31, 2001 increased to $4,045,880 from $324,744 for the year ended December 31, 2000. The increase of $3,721,136 or 1145.87% resulted primarily from our increase in cost of sales associated with credit card processing, which resulted in an overall increase in sales.

     Selling and marketing expenses for the year ended December 31, 2001 increased to $290,914 from $261,715 for the year ended December 31, 2000. This increase of $29,199, or 11.16% resulted primarily from increased sales efforts for acquisition of credit card processing accounts. Moreover, we have focused on reducing overhead costs, including the reduction in trade show expenses, advertising consulting costs, and printing costs for brochure and promotional materials during the development of our processing and underwriting platform.

     General and administrative expenses for the year ended December 31, 2001 decreased to $5,041,910 from $5,848,805 for the year ended December 31, 2000. The decrease of $806,895, or 13.80% resulted primarily from a decrease of Salaries and Wages and related employee costs and a decrease in professional costs and other efficiencies.

     Interest expense, net, for the year ended December 31, 2001 was $145,059, as compared to $144,619 for the year ended December 31, 2000. The increase of $440, or 0.30% in interest expense resulted primarily from the Company's static cost of debt.

     Other (Income) Expense, net of Interest expense was $670,423 for the year ended December 31, 2001 compared to $899,603 which represented a decrease of $229,180 or 25.48%. This decrease includes primarily the reduction of bad debt expense and penalties and includes an extraordinary expense for the year ended December 31, 2001 of $99,500, as compared to $0 for the year ended December 31, 2000. This increase of $99,500 was a direct result of payment of a settlement amount under a PSI lawsuit in 2001. PSI vigorously contested the action and concluded that it was in the best interests of PSI to resolve the matter without incurring further attorney's fees. The expense was a one-time charge.

     Net losses for the years ended December 31, 2001 and December 31, 2000 were $(3,761,048) and $(5,221,248), respectively. The decrease in loss of $1,460,200 or 27.97% was primarily related to increased revenues and a reduction of development related activities.

     D.  LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2001 were $78,229, compared to $31,953 at December 31, 2000 an increase of $46,275 which represented a growth of 144.82%.

     Net Cash used in operations decreased from $3,405,357 for the year ended December 31, 2000 to $2,110,447 for the year ended December 31, 2001 or a resulted efficiency in cash of $1,294,910 or 38.03%. This efficiency was primarily accomplished by increased effectiveness in operations.

     Net Cash used in investing activities decreased from $218,325 as of December 31, 2000 to $54,606 as of December. This decease of $163,719 or 74.99% was primarily due to a reduction of purchases in furniture and equipment.

     During the year ended December 31, 2001, the Company generated net cash of $2,211,328 from financing activities as compared to $3,601,287 for the year ended December 31, 2000. The decrease of $1,389,959 resulted from a decrease in private placement fundraising activities.

     As of December 31, 2001, we lease office space on a short-term twelve-month sub-lease basis and could be required to move after the expiration of the twelve-month period in June 2002. We may attempt to re-negotiate a longer term lease at its present location. If the Company moves, the major capital expenditures we could incur would be related to relocation of office computers, local area network hardware, office telephony and office equipment an furniture.

     We had, at December 31, 2001, negative working capital. We believe that cash generated from operations will not be sufficient to fund our current and anticipated cash requirements. However, management believes that our Five Million Dollar ($5,000,000) Secured Revolving Line of Credit through Net Integrated Systems should be sufficient to sustain Accesspoint's operations and activities for the foreseeable future. As such, we do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. While there can be no assurances that we will continue to have access to such additional financing, on terms acceptable to us and at the times required, or at all, we believe that we will have access to sufficient capital for the foreseeable future.

     E.  NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carryforwards of approximately $10,760,000 as of December 31, 2001 and $7,010,000, as of December 31, 2000. These carryforwards will expire at various dates through the year 2015. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations (see "Risks of Our Business Limitations on Net Operating Loss Carry Forward").


ITEM 7.  FINANCIAL STATEMENTS

     Our audited consolidated financial statements for the periods ended December 31, 2001 and December 31, 2000 are filed herewith.

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

                                TABLE OF CONTENTS








Independent Auditors Report                                          2

Consolidated Balance Sheets                                          3

Consolidated Statements of Income                                    4

Consolidated Statements of Cash Flow                                 5

Consolidated Statements of Changes in Stockholders' Equity           7

Notes to Consolidated Financial Statements                           8

                          INDEPENDENT AUDITOR'S REPORT






To the Board of Directors
Accesspoint Corporation
Los Angeles, California


We have audited the accompanying consolidated balance sheets of Accesspoint Corporation and its subsidiaries ("the Company") as of December 31, 2001 and
2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note T to the consolidated financial statements, the Company has suffered recurring losses, cash deficiencies, loan and capital lease defaults and current liabilities in excess of current assets. These issues raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustment that might result from the outcome of this uncertainty.


/s/ Lichter, Weil & Associates



April 4, 2002
Los Angeles, California


                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                       2001              2000
                                                                   -------------     -----------

Current Assets
         Cash and cash equivalents                                       $78,229         $31,954
         Accounts receivable, net                                        255,873         200,624
         Inventory                                                         6,366           1,911
         Other receivables                                                     0          16,682
         Prepaid expenses                                                 13,807          26,429
                                                                   -------------     -----------
                 Total Current Assets                                    354,275         277,600
                                                                   -------------     -----------

Fixed Assets
         Furniture and equipment (net)                                   401,685         719,167
                                                                   -------------     -----------
                Total Fixed Assets                                       401,685         719,167
                                                                   -------------     -----------

Other Assets
         Deposits                                                        292,058         413,796
                                                                   -------------     -----------
                 Total Other Assets                                      292,058         413,796
                                                                   -------------     -----------
         Total Assets                                              $   1,048,018     $ 1,410,563
                                                                   =============     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2001             2000
                                                                   -------------     -----------
Current Liabilities
         Accounts payable and accrued expenses                     $   1,467,688     $ 1,420,337
         Accrued payroll taxes and penalties                           1,091,080         704,971
         Accrued loss contingencies                                      338,233               0
         Deferred compensation                                           221,477         223,977
         Customer deposits                                                99,465               0
         Current portion, capitalized
         leases                                                          303,158         210,704
         Current portion, notes payable                                1,111,500         992,500
                                                                   -------------     -----------






         Total Current Liabilities                                     4,632,601       3,552,489

Capital Lease obligations, net of current portion                              0         283,990
Notes payable, net of current portion                                          0               0
                                                                   -------------     -----------

         Total Liabilities                                             4,632,601       3,836,479
                                                                   -------------     -----------

Stockholders' Equity

         Common stock, $.001 par value, 25,000,000
              shares authorized, 23,375,208 and 16,557,560
              issued and outstanding, respectively                        23,375          16,558
         Preferred Stock, no par value, 5,000,000 shares
              authorized, 1,055,600  and  0 issued
              and outstanding, respectively                                1,056               0
         Additional paid in capital                                    8,092,519       5,390,011
         Retained deficit                                            (11,701,533)     (7,832,485)
                                                                   -------------     -----------
         Total Stockholders' Equity                                   (3,584,583)     (2,425,916)
                                                                   -------------     -----------
         Total Liabilities and Stockholders' Equity                $   1,048,018     $ 1,410,563
                                                                   =============     ===========



                             ACCESSPOINT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                       2001              2000
                                                                   -------------     -----------

Sales, net                                                           $6,344,643      $ 2,261,752

Cost of sales                                                          4,045,880         324,744
                                                                   -------------     -----------
         Gross profit                                                  2,298,763       1,937,008

Selling expenses                                                         290,914         261,715

General and administrative expenses                                    5,041,910       5,848,805
                                                                   -------------     -----------
         Income (loss) from operations                                (3,034,061)     (4,173,512)
                                                                   -------------     -----------

Other (Income) Expense
         Interest income                                                 (17,105)         (1,114)
         Forgiveness of debt                                             (44,006)              0
         Other miscellaneous                                              (3,165)              0
         Penalties                                                        90,137         360,694
         Bad debt expense                                                291,846         540,023
         Loss on disposal of assets                                       45,216               0
         Loss contingencies and legal settlements                        307,500               0
         Interest expense                                                162,164         145,733
                                                                   -------------     -----------
         Total Other (Income) Expense                                    832,587       1,045,336
                                                                   -------------     -----------
              Income (loss) before income taxes                       (3,866,648)     (5,218,848)

Provision for income taxes                                                 2,400           2,400
                                                                   -------------     -----------
         Net income (loss)                                         $  (3,869,048)    $(5,221,248)
                                                                   =============     ===========







         Net loss per share (basic and diluted)
              Basic                                                       ($0.20)         ($0.33)
              Diluted                                                     ($0.15)         ($0.24)

         Weighted average number of shares
              Basic                                                   19,509,000      15,695,000
              Diluted                                                 26,326,000      21,709,000





                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                       2001              2000
                                                                   -------------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income (loss)                                      $  (3,869,048)    $(5,221,248)

Adjustments to reconcile net loss to net cash used
   in operating activities:
            Amortization                                                       0             299
            Depreciation                                                 326,872         287,317
            Loss on disposal of assets                                    45,216               0
            Common stock issued for services                             426,518          24,000
            Decrease (Increase) in receivables                           (55,249)        360,221
            Decrease (Increase) in inventory                              (4,455)         12,096
            Decrease (Increase) in other receivables                      16,682         (15,951)
            Decrease (Increase) in prepaid expenses                       12,622          (7,850)
            Decrease (Increase) in deposits                              121,738        (383,940)
            (Decrease) Increase in accounts payable
                 and accrued expenses                                     47,351         774,325
            (Decrease) Increase in accrued payroll taxes                 386,109         704,971
            (Decrease) Increase in accrued loss contingencies            338,233
            (Decrease) Increase in deferred compensation                  (2,500)         68,257
            (Decrease) Increase in customer deposits                      99,465               0
            (Decrease) Increase in deferred revenue                            0          (7,854)
                                                                   -------------     -----------

            Total Adjustments                                          1,758,601       1,815,891
                                                                   -------------     -----------

            Net cash used in operations                               (2,110,447)     (3,405,357)
                                                                   -------------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of intangibles                                            0           2,182
            Purchase of furniture and equipment                          (54,606)       (220,507)
                                                                   -------------     -----------

            Net cash used in investing activities                        (54,606)       (218,325)
                                                                   -------------     -----------









CASH FLOWS FROM FINANCING ACTIVITIES
            Issuance of notes payable                                    119,000       1,434,000
            Payments on capital leases                                  (191,536)       (243,685)
            Payments on notes payable                                          0        (641,500)
            Sale of stock                                              2,283,864       3,052,472
                                                                   -------------     -----------

            Net cash provided by financing activities                  2,211,328       3,601,287
                                                                   -------------     -----------

            Net change in cash and cash equivalents                       46,275         (22,395)
                                                                   -------------     -----------

            Cash and cash equivalents at beginning of year                31,953          54,348
                                                                   -------------     -----------

            Cash and cash equivalents at end of year               $      78,229     $    31,953
                                                                   =============     ===========





                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SUPPLEMENTAL INFORMATION
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                       2001              2000
                                                                   -------------     -----------

  Supplemental cash flows disclosures:

       Income tax payments                                              $  2,400        $  1,600
                                                                   -------------     -----------

       Interest payments                                                $100,338        $ 92,688
                                                                   -------------     -----------

       Non cash investing and financing
           Addition of equipment on capital leases                      $      0        $333,717
                                                                   -------------     -----------

       Common stock issued for services                                 $426,518        $ 24,000
                                                                   -------------     -----------





                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                       2001              2000
                                                                   -------------     -----------

Retained (deficits)
             Balance at beginning of year                          $  (7,832,485)    $(2,611,238)
             Net income (loss)                                        (3,869,048)     (5,221,248)
                                                                   -------------     -----------

             Balance at end of year                                  (11,701,533)     (7,832,485)
                                                                   -------------     -----------

Common stock, par value $.001 (thousands of shares)
             Balance at beginning of year                                 16,558          14,832
             Common stock issued                                           6,817           1,726
                                                                   -------------     -----------

             Balance at end of year                                       23,375          16,558
                                                                   -------------     -----------

Preferred stock, no par value (thousands of shares)
             Balance at beginning of year                                      0               0
             Issuance of preferred stock                                   1,056               0
                                                                   -------------     -----------

             Balance at end of year                                        1,056               0
                                                                   -------------     -----------

Additional paid in capital
             Balance at beginning of year                              5,390,011       2,315,265
             Issuance of common stock                                  2,702,508       3,074,746
                                                                   -------------     -----------

             Balance at end of year                                    8,092,519       5,390,011
                                                                   -------------     -----------

Total stockholders' equity at end of year                          $  (3,584,583)    ($2,425,916)
                                                                   =============     ===========


                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - NATURE OF OPERATIONS

         Incorporated in the State of Nevada, Accesspoint Corporation ("the Company") is a "C" Corporation as organized under the Internal Revenue Code. As of December 31, 2001, the Company has combined its mature Internet Application Services technology platform with its credit card and check-processing platform to provide bundled payment acceptance, processing and business management services. These programs provide customers with multiple payment acceptance capabilities including credit card and check transaction, a fully operational e-commerce and business management Website, and a central Web based management system for servicing both the brick-and-mortar and web based sides to each business.

         The Company focuses on specific markets that historically have been under served by the transaction processing industry. The Company's multi-application e-payment systems allow their growing national sales channel to market a single source solution to merchants and businesses. Clients enjoy the benefits of a versatile, multi-purpose system that provides a broad level of payment acceptance options and value-added business services without having to manage the multiple business relationships normally required for these functions.

         The Accesspoint advantage is full transaction processing, settlement and software delivered as a bundled service for the cost of an industry standard transaction fee. Furthermore, as a result of the Company's systems, prospective clients can be approved in a short period, instead of the several-day time frame typically implemented by the Company's competition.

         In November 2000, the Company launched its card processing division, managed by its wholly owned subsidiary, Processing Source International, Inc. and began earning card processing revenues in addition to its check processing revenues through the underwriting and processing of these electronic payment transactions in its growing merchant base.

         The Company has targeted the Independent Sales Organization (ISO) and Independent Agent marketplace as a prime driver and sales channel for its services. The Company's operating systems makes it simple for these sale organizations to electronically submit a client's application, track the progress of that application, monitor merchant service, and even track commissions, all in real time via a private label portal provided by the Company. This program, called ISO Advantage, aims to establish a new standard for service and support in the merchant services industry and appears to present distinct marketplace advantages for those sales organizations who enter the program.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION
         The Company recognizes revenue from; settlement fees for electronic payment processing, credit and debit card payment settlement, check conversion and financial processing programs and transaction fees related to the use of its software and credit card processing products, licensure of its software products and providing Internet access and hosting of Internet business services and web sites.

         Revenue from software and hardware sales and services are recognized as products are shipped, downloaded, or used.

         The Company reports income and expenses on the accrual basis for both financial and income tax reporting purposes.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of J.S.J. Capital III, Inc., Accesspoint Corporation, and its wholly owned subsidiaries Processing Source International, Inc. (PSI) and Black Sun Graphics, Inc. (BSG), collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

         CONTINGENCIES
         Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

         If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

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

         FIXED ASSETS
         Property and equipment are stated at cost less accumulated depreciation. Expenditures for major additions and improvements are capitalized, and minor replacements, maintenance and repairs are charged to expense as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, or the remaining term of the lease, as follows:

               Furniture and Fixtures       5 years
               Equipment                    5 years
               Hardware and Software        3 years

         LEASEHOLD IMPROVEMENTS
         Amortization   of  leasehold   improvements   is  computed   using  the
         straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

         CAPITAL LEASES
         Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

         INVENTORY
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2001 and 2000, inventory consisted only of finished goods.

         CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE C - BUSINESS COMBINATIONS

         In May 2000, the Company completed the acquisition of Black Sun Graphics, Inc. (a California Corporation), and accordingly, the operating results of the acquired company have been included in the accompanying condensed consolidated financial statements since the date of acquisition. The aggregate purchase price of this acquisition was approximately $350,000, comprised of 70,000 shares of restricted common stock.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE C - BUSINESS COMBINATIONS (CONTINUED)

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

         The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                2001                    2000
                                                ----                    ----
         Sales
                  Accesspoint               $  1,172,963            $   695,736
                  PSI                          4,934,541              1,217,158
                  Black Sun Graphics             247,556                590,463
                  Eliminations                  (141,217)              (241,605)
                                            ------------            -----------
                  Combined                  $  6,344,643            $ 2,261,752
                                            ------------            -----------

         Net Income (loss)
                  Accesspoint               $ (2,747,971)           $(4,029,561)
                  PSI                         (1,031,316)            (1,350,608)
                  Black Sun Graphics             (89,761)               158,921
                                            ------------            -----------
                  Combined                  $ (3,869,048)           $(5,221,248)
                                            ------------            -----------


NOTE D - CASH

         The Company maintains its cash balances at various banks in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2001 and 2000, there were no uninsured balances held at these banks.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE E - FIXED ASSETS

         Fixed assets consist of the following:

                                                     2001              2000
                                                     ----              ----

              Furniture and fixtures              $  71,364         $   71,364
              Office equipment                      244,623            243,634
              Computer hardware and software      1,022,195            968,578
              Leasehold improvements                      0             67,236
                                                  ---------         ----------
                                                  1,338,181          1,350,812
              Accumulated depreciation             (936,497)          (631,645)
                                                  ---------         ----------
              Total                               $ 401,685         $  719,167
                                                  ---------         ----------


         At December 31, 2001 and 2000 included in fixed assets are costs of $737,996 of assets recorded under capital leases.

         For the years ended December 31, 2001 and 2000, included in accumulated depreciation are $494,030 and $295,474, recorded on assets under capital leases, respectively.


NOTE F- COMMITTMENTS

         CAPITAL LEASES - The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as fixed assets, see Note E regarding related amounts. Future minimum payments under capital leases as of December 31, 2001, are as follows:


                  2002        $ 217,773
                  2003           73,791
                  2004           11,594
                              ---------
                              $ 303,158

         Total minimum lease payments                            $ 338,856
         Less amount representing interest                         (35,698)
                                                                 ---------
         Present value of minimum lease payments                   303,158
         Less current maturities of capital lease obligations     (303,158)
                                                                 ---------
         Long-term capital lease obligations                     $       0
                                                                 ---------

         See Litigation and Contingencies Note Q.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE F - COMMITMENTS (CONTINUED)

         OPERATING LEASES - The Company leases its operating and office facilities and some of its equipment under non-cancelable operating leases. These leases expire at various dates through 2004 and may contain renewal options. The leases provide for increases in future minimum annual rental payments based on defined increases in the Consumer Price Index. Also, the agreements generally require the Company to pay executory costs (real estate taxes, insurance, repairs). Future minimum rental payments under leases that have initial or remaining non-cancelable lease terms in excess of one year are:


                  2002              $ 211,500
                  2003                 56,800
                  2004                 21,600
                                    ---------
                                    $ 289,900

         Lease expense for the years ended December 31, 2001 and 2000 was $526,580 and $404,612, respectively.

         See Litigation and Contingencies Note Q.

         EMPLOYMENT AGREEMENTS - The Company has entered into certain employment agreements as follows for the retention of key employees:

         On November 12, 2001, the Company entered into an employment agreement for the services of Tom M. Djokovich as Chief Executive Officer at a base salary of two hundred thousand dollars ($200,000) per annum, increasing by at least ten percent per annum for the duration of the agreement. The agreement also calls for the payment of cash bonuses based on revenue and net income, and the granting of stock options to purchase fifty thousand (50,000) shares of the Company stock per year for the duration of the agreement at an exercise price of the current closing price. The agreement terminates on November 13, 2003. See Subsequent Events Note S.

         Dated August 1, 2000 the Company entered into an employment agreement for the services of Alfred Urcuyo as President of PSI at a base salary of two hundred thousand dollars ($200,000) per annum. The agreement calls for escalations of base salary on attainment of certain gross revenue levels. The agreement also calls for stock incentive options, based on revenue attainment levels, of up to $100,000 annually based on the then current market value of the stock. The agreement extended through July 31, 2006, but was terminated in January 2002. See Subsequent Events Note S.

         The Company has also entered into several employment contracts with employees of PSI at varying salary levels for two-year periods. The agreements call for cash and stock incentive bonuses based on levels of gross revenue attainment. Subsequent to December 31, 2001 the employees terminated all agreements. No payments were required under the agreements.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000

NOTE F - COMMITMENTS (CONTINUED)

         CONSULTING AGREEMENTS - During the year 2000, the Company entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 100,000 shares of common stock issued pro-rata over a twelve-month period and 20,000 options for the purchase of common stock at an exercise price of $5.00 per share. The stock options also vest pro-rata over twelve months. The terms of the agreement also include the payment to the individual of a referral fee for any funding or capital formation transactions from resources referred to the Company by the individual. As of December 31, 2000 the Company had issued 66,664 shares of stock with a value of $324,466 to this individual. The Company issued no further shares or options to this individual. Subsequent to December 31, 2001 the individual filed a demand for the remaining shares and options. Please see Subsequent Events Note S.

         The Company entered into a consulting agreement with an individual in an advisory capacity. Compensation for services is 6,000 shares of common stock issued pro-rata over twelve months and 2,400 stock options for the purchase of common stock at an exercise price of $3.37 per share. The stock options also vest pro-rata over twelve months. As of December 31, 2000 the Company has issued 1000 shares of stock with a value of $3,700 to this individual. No further stock or options have been issued to this individual and the consulting agreement was terminated during 2001.

         The Company has entered into a consulting agreement with another company for their marketing services. The contract stipulates payment of 3,125 shares of stock for each of eight agreed upon projects for a total of 25,000 shares. Payment is to be made at the completion of each project. As of December 31, 2001 3,125 shares have been issued under this agreement with a value of $4,900. This contract was also terminated in 2001 and no further stock issuance will be required under the agreement.

         The Company has entered into a consulting agreement with an individual for services. The agreement stipulates payment of 15,000 shares for services from November 2000 to February 2001. As of December 31, 2001 71,380 shares had been issued under this agreement with a value of $131,300.

         In January 2001, the Company entered into a consulting agreement with another corporation for media relations. This agreement stipulated for the payment of 20,000 shares of common stock per month for the first three months and 16,666 shares of stock per month for an additional six months for payment of services. The corporation was also granted 30,000 stock options for the purchase of common stock at $1.00 per share for a period of twelve months. As of December 31, 2001, 170,000 shares have been issued with a value of $261,200.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE G - STOCK AND STOCK WARRANTS

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At December 31, 2001, the Company has 25,000,000 Common Shares authorized and 23,375,200 shares issued and outstanding. The Company had 5,000,000 Preferred Shares authorized and 1,055,600 issued and outstanding.

         In addition, the Company had outstanding at December 31, 2001, 1,772,223 warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through November 2006.

                                                  WEIGHTED AVERAGE     WEIGHTED AVERAGE
         EXERCISE PRICE RANGE        AMOUNT       CONTRACTUAL LIFE     EXERCISE PRICE
         --------------------        -------      ----------------     ----------------

         $0.01 - $0.34               100,000      33 months                  $0.34
         $0.71 - $0.81               312,223      58 months                  $0.78
         $5.25 - $6.00                90,000      35 months                  $5.96
         $7.00 - $7.50             1,270,000       9 months                  $7.50


         Reconciliation of stock warrants from December 31, 2000 to December 31, 2001 is as follows:

                  Balance at December 31, 2000                1,735,000
                  Warrants exercised                           (275,000)
                  Warrants issued                               312,223
                                                              ---------
                  Balance at December 31, 2001                1,772,223
                                                              ---------


         At December 31, 2001, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants           1,772,223
                  Exercise of employee stock options          3,486,000
                                                              ---------
                                                              5,258,223

         The Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to December 31, 2001.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE H - EARNINGS PER SHARE

         Basic net earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2001 and 2000 are as follows:


                                                     2001              2000
                                                     ----              ----

         Net earnings(loss) from operations     $(3,869,048)      $(5,221,248)
                                                -----------       -----------

         Basic weighted average shares           19,509,000        15,695,000
         Effect of dilutive securities:
            Common stock options                  3,629,000         3,842,000
            Common stock warrants                 1,772,000         1,735,000
            Convertible debt                        360,000           437,000
            Convertible preferred stock           1,056,000                 0
                                                -----------       -----------
         Dilutive potential common shares        26,326,000        21,709,000
                                                -----------       -----------

         Net earnings(loss) per share from
           continuing operations:
             Basic                                   ($0.20)           ($0.33)
             Diluted                                 ($0.15)           ($0.24)


NOTE I - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

         In March 1999, the Company's stockholders approved the Accesspoint Corporation 1999 Stock Incentive Plan ("the Plan"), which superseded and incorporated, in all respects, the Accesspoint Corporation 1997 Stock Option Plan. Under the Plan, incentive or non-statutory stock options may be granted to employees, directors, and consultants. The options, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans. The Plan also permits payment for options exercised in shares of the Company's common stock and the granting of incentive stock options. The maximum number of shares of the Company's common stock available for issuance under the Plan is six million (6,000,000) shares. Proceeds received by the Company from exercise of stock options are credited to common stock and additional-paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE I- EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS (CONTINUED)



                                                                NUMBER OF       WEIGHTED AVERAGE
                                                                  SHARES         EXERCISE PRICE
                                                               ----------       ----------------

         Outstanding at December 31, 1999                       5,608,000          $  1.20
         Granted                                                  118,000          $  3.16
         Exercised                                                 (9,000)         $   .43
         Canceled                                              (1,875,000)         $  3.00
                                                               ----------          -------
         Outstanding December 31, 2000                          3,842,000          $   .81
         Granted                                                  264,000          $   .72
         Exercised                                                 (1,000)         $   .43
         Cancelled                                               (476,000)         $  2.50
                                                               ----------          -------
         Outstanding at December 31, 2001                       3,629,000          $   .59
                                                               ----------          --------

         Options exercisable at December 31, 2000               3,384,000          $   .47
                                                               ----------          --------
         Options exercisable at December 31, 2001               3,486,000          $   .55
                                                               ----------          --------


         The  following  table  summarizes   information   about  stock  options
         outstanding and exercisable at December 31, 2001:


                                               WEIGHTED AVERAGE
                               NUMBER          REMAINING YEARS        WEIGHTED
            RANGE OF         OUTSTANDING        OF CONTRACTUAL         AVERAGE
         EXERCISE PRICES     (THOUSANDS)            LIFE            EXERCISE PRICE
         ---------------     -----------       ----------------     --------------

         $0.32-0.37           3,056,000        2.2 years              $ 0.35
         $0.43-0.88             315,000        2.1 years              $ 0.54
         $1.050-2.50             91,000        3.8 years              $ 1.48
         $3.12-5.56             167,000        2.9 YEARS              $ 4.62
                             -----------       ---------              ------
                              3,629,000        2.3 YEARS              $ 0.59
                             -----------       ---------              ------


         Stock Options Exercisable at December 31, 2001:

         RANGE OF                    NUMBER OF                  WEIGHTED
         EXERCISE                     SHARES                     AVERAGE
          PRICES                    EXERCISABLE               EXERCISE PRICE
         ----------                 -----------               --------------

         $0.32-0.37                  3,056,000                 $  0.35
         $0.43-0.88                    291,000                 $  0.54
         $3.12-5.56                    139,000                 $  4.20
                                     ---------                 -------
                                     3,486,000                 $  0.52
                                     ---------                 -------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE I - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS (CONTINUED)


         The Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in the Company's financial statements because the exercise price of the Company's employee stock options equals the market price of the Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123 (accounting for Stock Based Compensation) the Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                      2001           2000
                                                      ----           ----
         Net earnings (loss):
            As reported                         $(3,869,048)     $(5,221,248)
            Pro forma                           $(4,172,954)     $(5,660,782)

         Basic earnings (loss) per share:
            As reported                              ($0.20)          ($0.33)
            Pro forma                                ($0.21)          ($0.36)

         Diluted earnings (loss) per share:
            As reported                              ($0.15)          ($0.26)
            Pro forma                                ($0.16)          ($0.26)

         The weighted average estimated fair value of stock options granted during 2001 and 2000 was $0.084 and $0.12 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2001 and 2000:

                                                     2001              2000
                                                     ----              ----
         Risk-free interest rate                     5.50%             6.20%
         Expected volatility of stock                350%              370%
         Dividend yield                              0.0%              0.0%
         Expected life of options                    36 months         31 months

         The Black Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE J - DEBT

         At December 31, 2001 and 2000, the Company had notes payable outstanding in the aggregate amount of $1,414,658 and $1,487,194, respectively. Payable as follows:

                                                               2001       2000

         Note payable to a trust of a related party,
         interest at 12% per annum, due on demand           $ 100,000  $ 100,000

         Notes payable to a partnership, 10% per annum,
         due December 6, 2002, to a related party             160,000    160,000

         Note payable to a corporation, interest at 5%
         per annum, due on demand                             167,500    167,500

         Note payable to an individual, interest at
         5% per annum, due on demand                          115,000    115,000

         Various notes payable to a related party,
         interest rates from 8% to 10% per annum,
         due in 2002                                          119,000          0

         Note payable to a corporation, interest at
         8% per annum, due October 16, 2001,
         convertible at the option of the holder into
         common stock equal to the face value of
         the note, currently in default, secured by
         $250,000 deposit of the Company's                    450,000    450,000

         Capitalized lease obligations, interest at
         varying rates, payments through May 2004             303,158    494,694

                                                            1,414,658  1,487,194

                   Current portion                          1,414,658  1,203,204

                   Long-term portion                       $        0  $ 283,990

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE K - SECURITES AGREEMENT

         On October 16, 2000, the Company, in conjunction with a $450,000 convertible note (see Note I), issued a Callable Common Stock Warrant and a Common Stock Warrant to another corporation.

         The Callable Common Stock Warrant's term is from October 16, 2000 to October 16, 2002 for the purchase of up to 1,200,000 shares of common stock at $7.50 per share. The Company may elect to call this warrant at any time for $.0001 per warrant share, or $120 for the entire warrant. The Agreement required the Company to register the Warrants.

         The Common Stock Warrant's term is from October 16, 2000 to October 16, 2005. This warrant allows the holder to purchase up to 70,000 shares of common stock for 110% of the volume weighted average price per share on the day prior to exercise.

         The Company is currently in default under this agreement for repayment of the loan on October 16, 2001. The Company is currently in negotiations with the lender regarding this matter.


NOTE L - COMPENSATED ABSCENSES

         Employees can earn annual vacation leave at the rate of five (5) days per year for the first year. Upon completion of the first year of employment, employees can earn annual vacation leave at the rate of ten
         (10) days per year for years two through seven. Upon completion of the eighth year of employment, employees can earn annual vacation leave at the rate of fifteen (15) days per year. At termination, employees are paid for any accumulated annual vacation leave. As of December 31, 2001 and 2000 the total vacation liability totaled $73,466 and $51,441, respectively.


NOTE M - RELATED PARTY TRANSACTIONS

         Throughout the history of the Company, certain members of the Board of Directors, members of the immediate family of management, and general management have made loans to the Company to cover operating expenses or operating deficiencies.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE N - INCOME TAXES

         Total Federal and State income tax expense for the years ended December 31, 2001 and 2000 amounted to $2,400 and $2,400, respectively. These represent the minimum annual tax liability under California tax code. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for the Company to ever realize their benefit. For the years ended December 31, 2001 and 2000, there is no difference between the federal statutory tax rate and the effective tax rate. At years ended December 31, 2001 and 2000 the Company had available net operating loss carry-forwards of approximately $10,900,000 and $7,010,000 respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2015.


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


NOTE P - NET INTEGRATED SYSTEMS, LTD.

         On December 14, 2001 the Company entered into several agreements with Net Integrated Systems, Ltd. (NIS) in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit.

         STOCK TRANSFER AGREEMENT - As partial inducement for NIS to enter into the agreement three shareholders agreed to transfer ownership of 4,486,795 shares of common stock collectively owned by them to NIS.

         STOCK OPTION AGREEMENT - In addition to the above shares, the same three shareholders granted an option to NIS to purchase an additional 7,131,418 shares of common stock collectively owned by them at $2 per share until December 14, 2006.

         IRREVOCABLE VOTING PROXY - An irrevocable voting proxy was given to NIS from the three shareholders on the 7,131,418 shares collectively owned by them. The shareholders retain the right to vote on certain matters including, but not limited to, liquidation of the Company, bankruptcy, merger, reorganizations and disposition of Company assets. The Proxy extends until the end of all other agreements.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE P - NET INTEGRATED SYSTEMS, LTD. (CONTINUED)

         PLEDGE  AGREEMENT - As further  collateral  for the  Revolving  Line of
         Credit  certain   shareholders   agreed  to  Pledge  7,131,418  shares,
         collectively owned by them, for the Secured Loan Agreement.

         REVOLVING LINE OF CREDIT AND SECURED LOAN AGREEMENT - The Company entered into a Revolving Line of Credit and related Secured Loan Agreement with NIS which calls for the lender to make credit extension advances when requested by the Company and its Board of Directors.

         The terms of the Agreement are for credit advances not to exceed the cumulative total principal sum of Five Million Dollars ($5,000,000) at an interest rate of six percent (6%) per annum on the unpaid balance. The note requires minimum monthly payments of interest only and is due on December 14, 2006. At December 31, 2001 no advances had been requested under this Agreement.

         All assets of the Company and 7,131,418 shares of common stock of the Company pledged under the above Pledge Agreement secure the Revolving Line of Credit.

         MANAGEMENT AGREEMENT - In connection with the above agreements the Company entered into a Management Agreement with NIS to assist in the day-to-day operations of the business. This includes, but is not limited to, hiring and terminating personnel, enter into, modify or terminate agreements and contracts, manage Company finances, compromise debts and obligations, acquire assets and make investments. However, the Board of Directors retain all rights to approve, disapprove and oversee the activities of the Manager.

         The terms of the agreement are for a monthly fee of $10,000, which accrues until paid from current operating profits. The period is for five years, early termination by the manager with ten days written notice for any reason. Termination by the Company for any reason other then cause shall require all accrued and unpaid sums to become due and payable as well as the sum of One Million Dollars ($1,000,000).

         After the effect of the above transactions NIS beneficially owns 11,618,213 shares of common stock, or approximately fifty percent (50%) of the outstanding shares at December 31, 2001.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000



NOTE Q - LITIGATION AND CONTINGENCIES

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of December 31, 2001 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         IRVINE - In February 2002, the Company vacated office space it had leased under an operating lease agreement in Irvine, California. The lessor subsequently filed a formal demand of payment for the remaining amount of unpaid rent. The Company entered into a settlement agreement with the lessor subsequent to December 31, 2001 in the amount of $75,000 less a security deposit being held by lessor. The Company has not paid this amount according to the terms of the agreement and is currently in default. As of December 31, 2001 the Company has recorded the full amount of the remaining payments due, less the security deposit, due to the default of the above agreement. This amount is approximately $20,000.

         RUTTENBERG - During 2001 a former employee of the Company filed a formal demand for payment of remaining salary under an employment agreement, unreimbursed expenses and legal costs. In November 2001 the Company entered into a settlement agreement, which required a total sum of $44,500, be paid in $5,000 monthly installments. The Company is currently in default under this agreement and has appropriately recorded all original amounts demanded under a Stipulation for the Entry of Judgment of $92,000, less payments that were made, as a liability on the Balance Sheet as of December 31, 2001.

         CAPITAL LEASES - As of December 31, 2001, and subsequently, the Company has stopped making payments on all of its capital leases. Thus, under the lease agreements, the Company is in default. This default accelerates all future payments due and gives the lessor the right to obtain the property.

         The Company is currently in negotiations with all lessors for revised terms for the remaining life of the leases. As of this date no new terms have been finalized. None of the lessors have filed formal suits or complaints with the court. The Company has appropriately recorded all amounts due for the remaining life of the leases as a current liability on its Balance Sheet at December 31, 2001.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINTUED)
                           DECEMBER 31, 2001 AND 2000


NOTE Q - LITIGATION AND CONTINGENCIES (CONTINUED)

         ROYCAP - As of December 31, 2001 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. The Company is currently in negotiations with the lender on new loan terms. The Company has shown the $450,000 loan in its liabilities as well as all accrued interest. In addition, the Company has accrued registration rights fees of $108,000 related to this matter.

         ACCOUNTS PAYABLE - The Company is currently in arrears in payments to its vendors in the normal course of business. Management is currently working on negotiating compromised amounts with all vendors. The Company has recorded as a liability on its Balance Sheet the full value of amounts owed to the vendors. When and if amounts are compromised, a gain on forgiveness of debt will be recognized accordingly.


NOTE R - PAYROLL TAXES

         The Company is currently in negotiations with the United States Department of the Treasury, Internal Revenue Service (IRS) in regards to unpaid employment taxes. The IRS has made formal demand of amounts due and unpaid, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company entered into installment agreements with the IRS and made payments as required. The Company has hired independent accountants to assist them in this matter and have filed a request for an "Offer and Compromise" of all amounts owed by the Company. The IRS has recorded the request and halted all payment requirements under the installment agreements and any other collection activity until it has had time to review the matter. As of the date of this report the IRS has not responded to the Company.

         The Company has always recorded its liability in full to the IRS, including penalties and interest, on its Balance Sheet. At December 31, 2001 the approximate amounts owed by each Company is as follows:

                  Accesspoint                         $  328,000
                  PSI                                    674,000
                  BSG                                     38,000
                                                      ----------
                                                      $1,040,000

         The Company also owes unpaid employment taxes to the California Employment Development Department (EDD). The Company has entered into installment agreements with the EDD and has been making all required payments. The Company has always recorded in full, including penalties and interest, its liability to the EDD as a liability on its Balance Sheet. At December 31, 2001 the remaining amount owed to the EDD is approximately $51,000.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE S - SUBSEQUENT EVENTS

         BENTLEY - In March 2002, a shareholder, former Officer and former Director of the Company filed a suit against the Company and other various officers, directors and entities. The suit contains eleven (11) Causes of Action including: Breach of Contract, Misappropriation, Unfair Competition, Unfair Business Practices and the imposition of a Constructive Trust.

         The Plaintiff is seeking undetermined compensatory damages and special and resulting damages all to be determined at trial. Plaintiff is also seeking a temporary and permanent injunction on various matters.

         An Ex Parte hearing was held on March 22, 2002 at which time the Judge did not grant the temporary or permanent injunctions that were being sought and did not put a receiver in place as the plaintiff requested. The parties have a hearing date set for April 18, 2002.

         At this time it is not possible to determine the outcome of the case or to quantify possible damages. No amounts have been recorded in the financial statements regarding this matter. The Company does not believe the causes have merit and intends to vigorously defend itself.

         DJOKOVICH - In February 2002, Tom Djokovich resigned as Chief Executive Officer of the Company, effective immediately. Mr. Djokovich gave up his employment contract (see Commitments Note F), signed a mutual release and relieved the Company from a payment of $267,000 in deferred compensation and a related Promissory Note and Security Agreement.

         Mr. Djokovich also resigned as Chairman of the Board of Directors in March 2002.

         URCUYO - In January 2002 Alfred Urcuyo resigned as President of PSI, effective immediately. Mr. Urcuyo gave up his employment contract (see Commitments Note F) and released the Company from paying any amounts owed to him for unreimbursed expenses. Mr. Urcuyo signed a Mutual Release.

         MULDER - In 2002, a former employee of the Company filed a claim for payment of credit card debt he incurred on behalf of the Company to pay expenses and various loans he states were made to the Company. These items amount to approximately $65,000. The Company is currently in negotiations with Mr. Mulder but has accrued as a liability on its Balance Sheet at December 31, 2001 the full amount of $65,000.

         PARISH - In 2002 a former Consultant of the Company has filed a claim stating that he is owed 33,336 shares of common stock and 20,000 options to purchase shares of common stock at $5 per share, for services rendered under a contract (see Commitments Note F). The Company does not believe that this claim is valid under the contract terms and intends to defend itself in this matter. No amounts have been accrued.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE S - SUBSEQUENT EVENTS (CONTINUED)

         VERVE - In 2002, a shareholder of the Company submitted a letter of demand to recover their original investment of $40,000. No amounts have been accrued for this item, the Company does not intend to return the amount invested.

         MERCHANTWAREHOUSE.COM - In 2002, the Company terminated a firm as one of its agents. The firm subsequently filed a formal demand claiming improper termination of agency agreement, but has not specified any damage claim at this time. The Company has not had time to respond to the demand, however, it does not believe that allegations have any merit. It is not possible at this time to determine the outcome of the case or the possible loss due to the unspecified demand. No amounts have been accrued in this matter.

         SALE OF FIXED ASSETS - In March 2002 the Company sold various furniture and fixtures from its Irvine facility after closing the office. The majority of Fixed Assets were transferred to other Company facilities, however there were some remaining items that were sold for $3,000. The loss on the sale is immaterial to the Company as most assets had been depreciated in value.


NOTE T - GOING CONCERN

         The Company has suffered recurring losses, cash deficiencies, loan and capital lease defaults, and current liabilities far in excess of current assets. These issues raise substantial concern about its ability to continue as a going concern.

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

         The investment in these assets during the Company's transition from a third party software and web services provider to a primary provider of financial transaction underwriting, processing and business management services have in large part contributed to the Company's losses and cash deficiencies.

         The purpose of these investments was to develop infrastructure necessary to position and prepare the Company and its wholly owned subsidiary, Processing Source International, Inc. (PSI), so that revenues could be generated as a primary processor and underwriter of electronic financial transactions. As a result of these investments, PSI became a member processor, under the sponsorship of Chase Manhattan Bank, within the Visa/MasterCard association for the processing of card transactions and the Company received sponsorship through First National Bank of Omaha for the processing of electronic checks and check conversion within the National Automated Clearing House Association (NACHA) network.

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE T - GOING CONCERN (CONTINUED)

         Prior to achieving this goal in November 2000, the Company typically generated revenues through the licensing of its business management and transaction processing software technologies and the monthly service fees for hosting these business applications. As of December 31, 2001, the Company generates revenues through the aforementioned services.

         In December 2001, the Company entered into a Management Agreement and related Revolving Line of Credit Agreement (See Note P) for up to $5,000,000. Hence, subsequent to December 31, 2001, the Company has significantly reduced its overhead by closing two office facilities and consolidating administrative and sales efforts. In addition, the Company is currently renegotiating its lease commitments, notes payable and accounts payable to further reduce its current liabilities and improve its cash flow.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     A.  DIRECTORS AND EXECUTIVE OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of our Company and the key management personnel as of December 31, 2001. The Board of Directors of our Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Except as otherwise noted, there are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                         DIRECTORS & EXECUTIVE OFFICERS


      NAME              AGE                     POSITION


Tom M. Djokovich         44     Chairman of the Board of Directors, Chief
                                Executive Officer, Secretary

Alfred Urcuyo            38     Chief Executive Officer, PSI & Office of the
                                President and Director, Accesspoint Corporation

Bas Mulder               46     Chief Executive Officer, BSG & Vice President of
                                Graphic & HTML Technologies, Accesspoint
                                Corporation


                            KEY MANAGEMENT PERSONNEL


      NAME              AGE                     POSITION

Eric Odegard             32     Senior Vice President of Business Development

Dave Vargha              39     Vice President of Business Development

Walter Burch             47     Vice President of Operations

Kyle Waltz               28     Vice President of Software Engineering

Richard B. Anderson      32     Controller

Travis Williams          33     Director of Customer Care


     B. BACKGROUND AND EXPERIENCE - DIRECTORS AND EXECUTIVE OFFICERS

     TOM M. DJOKOVICH, CHAIRMAN AND CEO

     Tom Djokovich is the founder of our Company and served as Chairman of the Board and Chief Executive Officer from inception until October 1997. Tom M. Djokovich is married to Tamara A. Djokovich who previously served as a Director of the Company. Mr. Djokovich was elected to the Board of Directors on March 19, 1999. Prior to establishing the Company, Mr. Djokovich was the owner and operator of TMD Construction and Development, a real estate construction and development management company he founded in 1979. TMD provided commercial, industrial and custom residential construction services as a licensed contractor in California, including effective cost management of multimillion-dollar projects incorporating hundreds of employees, subcontractors and international materials acquisition. Mr. Djokovich was responsible for the direct management of projects, operations and client development. In 1994, the concrete industry awarded Mr. Djokovich their highest recognition for "Best Custom Home Project" in their national and international competitions. Mr. Djokovich has also provided construction management and real estate deposition services as a court appointed receiver, consulting on 15 projects to date.

     ALFRED URCUYO, OFFICE OF THE PRESIDENT AND DIRECTOR

     Alfred Urcuyo was elected to the Board of Directors on March 19, 1999. Mr. Urcuyo is a successful entrepreneur and business executive. In 1999, Mr. Urcuyo founded Processing Source International (PSI) to provide merchants with fully integrated, one-stop-shop e-commerce solutions. He successfully negotiated strategic alliances with Internet companies such as Sage Networks, IdeaCenter and Las Vegas Internet. Prior to founding PSI, Mr. Urcuyo, recognizing the tremendous market opportunities in the transaction processing industry, founded Cardservice America as an independent agent of Cardservice International. In the first year, his company produced the second highest sales of debit transactions in the nation for Cardservice International. In 1997, Mr. Urcuyo founded Home Loan Mortgage and within one year, he successfully sold the business. In 1996, Mr. Urcuyo founded Marketplace Consulting, Inc. Marketplace Consulting served several major clients, such as Peter Foy & Associates, whose client list includes J.D. Power & Associates, Dewey Pest Control, and Hughes Supermarkets. In 1992, Mr. Urcuyo joined Southern California Construction Consultants as General/Sales Manager. He recruited a sales staff of over 60 people and helped build a successful home improvement company. In 1988, Mr. Urcuyo entered into a distribution agreement with Multi-Flavor, a small manufacturer of yogurt machines. Over the next four years, he built a successful national sales distribution organization and increased sales over 600%. Prior to Multi-Flavor, Mr. Urcuyo joined Poolsaver, an Anthony Industry company, where he set several sales records and was offered the position of General Manager for the Northern California Division.

     BAS MULDER, VICE PRESIDENT OF GRAPHICS & HTML TECHNOLOGIES

     Bas Mulder serves as Vice President of Graphics & HTML Technologies for Accesspoint and as CEO/President of Black Sun Graphics. Mr. Mulder is the founder of Black Sun Graphics, which merged with Accesspoint in April 2000. Black Sun Graphics specializes in the design of Internet graphics and web site creation, including 3D design and modeling, animation, streaming audio and video, Macromedia Flash, Java Scripting and e-commerce. Client industries range from software/hardware, dental, manufacturing and construction to make-up school for the movie industry.

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

     C. BACKGROUND AND EXPERIENCE - KEY MANAGEMENT

     ERIC ODEGARD, SENIOR VICE PRESIDENT OF BUSINESS DEVELOPMENT

     Eric Odegard joined PSI after several successful tenures in the underwriting and risk management industries. As National Sales Manager for the LMA Underwriting Agency of Minneapolis, MN, Eric created a successful national sales campaign insuring acquiring banks as well as Independent Sales Organizations against chargeback liability.

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

     DAVE VARGHA, VICE PRESIDENT OF BUSINESS DEVELOPMENT

     Dave Vargha brings to the Company over 15 years of extensive sales management expertise. Mr. Vargha, previously an employee of Processing Source International (PSI), who helped in the formation of PSI, recently became an employee of the Company as Vice President of Business Development. Prior to PSI, Mr. Vargha was acting Chief Financial Officer and Vice President of Operations for Cardservice America, a merchant bankcard sales organization. From 1994 to 1997, Mr. Vargha started and ran his own painting and home improvement business, Home Improvement Specialists. Mr. Vargha holds a Bachelor's Degree from the University of California, Santa Barbara.

     WALTER BURCH, VICE PRESIDENT OF OPERATIONS

     Walter Burch joined Processing Source International after more than twenty years experience consulting in the areas of Corporate Communications, Business Development, Marketing, Advertising, and Media Production. As the Vice President of Webco, Inc., Mr. Burch developed print and electronic media and corporate development strategies for Fortune 500 companies such as Xerox (Enterprise Technical Operations, Orange County, CA), Computer Science Corporation and Merisel, Inc. (El Segundo, CA), Experian Corporation, Nestle Corporation (Glendale, CA), and Enron Energy (Houston, TX).

     Mr. Burch has also served as a writer and announcer for commercial radio and television as well as a producer for independent documentaries for organizations and businesses.

     KYLE WALTZ, VICE PRESIDENT OF SOFTWARE ENGINEERING

     Kyle Waltz Senior joined our Company as Senior Programmer in June 1996. Since that time, he has established himself as a team leader and an integral part in the development of the Merchant Manager system. Mr. Waltz has extensive knowledge and background in the areas of HTML, DHTML, ASP, COM, data base programming and various programming languages necessary for product development within the Company's core group of business offerings. Mr. Waltz has successfully completed courses in Object Oriented C++, Visual Basic, Data Structures and ADA.

     RICHARD B. ANDERSON, CONTROLLER

     Richard Anderson brings over six years of senior accounting and financial experience to Accesspoint. Prior to joining our Company, he held a senior financial position for Rainmaker Systems, Inc., where he was an integral part in their Initial Public Offering due diligence process associated with the filing of their S-1 document with the Securities and Exchange Commission. Mr. Anderson has extensive experience in both financial reporting and analysis. Prior to working for Rainmaker Systems, he was a Financial Analyst for Computer
Marketplace, Inc. Mr. Anderson received his Bachelor's Degree in Finance from Arizona State University.

     TRAVIS WILLIAMS, DIRECTOR OF CUSTOMER CARE

     Travis Williams came to Accesspoint from AT&T Wireless Services where he had been a Customer Care Supervisor in a state-of-the-art call center of 400 employees for nearly five years. While with AT&T, Mr. Williams completed extensive courses and training in the management of customer relation services. He also worked in customer service management for Nintendo of America for several years. Mr. Williams holds an MBA from the University of Phoenix.

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

     To our knowledge, based solely on review of the copies of such reports furnished to us, we believe that, during the year ended December 31, 2001, all of our officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation earned for the Company's fiscal year ended December 31, 2001, by its Chief Executive Officer and other covered persons:



                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                    Long-Term Compensation
                                      _______________________________  _______________________________________________
                                                                                Awards            Payouts
                                                                       ________________________   _______
                                                                                     Securities
                                                                       Restricted      Under-                 All Other
                                                                        Stock          lying        LTIP      compen-
    Name and Principal                 Salary      Bonus       Other   Award(s)       Options      Payouts    sation
        Position            Year        ($)         ($)        ($)         ($)         ($)          ($)
           (a)               (b)        (c)         (d)        (e)         (f)         (g)         (h)        (i)
______________________________________________________________________________________________________________________

Tom M. Djokovich, CEO &    2001 (4)   $ 143,032    $     0     $    0          0             0      $   0     $     0
Chairman of the Board of
Directors
______________________________________________________________________________________________________________________
                           2000 (5)     150,000     50,000          0          0             0          0           0
______________________________________________________________________________________________________________________
                           1999 (6)     150,000     50,000     55,153          0     1,932,693          0           0
______________________________________________________________________________________________________________________
James W. Bentley,          2001               0          0          0          0             0          0           0
former President and
Director (7)
______________________________________________________________________________________________________________________
                           2000               0          0          0          0             0          0           0
______________________________________________________________________________________________________________________
                           1999               0          0          0          0             0          0           0
______________________________________________________________________________________________________________________
Alfred Urcuyo,             2001         152,251          0          0          0     2,000,000          0           0
Office of the President
______________________________________________________________________________________________________________________
                           2000         134,484          0          0          0        32,051          0           0
______________________________________________________________________________________________________________________
                           1999         128,881          0          0          0     1,424,530 (8)      0           0
______________________________________________________________________________________________________________________
Bas Mulder,                2001          76,656          0          0          0             0          0           0
Vice President of
Graphics & HTML
Technologies
______________________________________________________________________________________________________________________
                           2000          53,942      2,032          0          0         3,400          0           0
______________________________________________________________________________________________________________________
                           1999               0          0          0          0             0          0           0
______________________________________________________________________________________________________________________
David Vargha,              2001          37,501          0          0          0             0          0           0
Vice President of
Business Development
______________________________________________________________________________________________________________________
                           2000         105,840          0          0          0             0          0           0
______________________________________________________________________________________________________________________
                           1999         104,443          0          0    157,500       315,000          0           0
______________________________________________________________________________________________________________________

__________________

4 Bonus represents compensation earned in 2000 and 1999, but which was deferred and remains currently unpaid. Other compensation represents amounts paid to Executive for deferred compensation from prior periods.

5  Other  compensation   represents  amounts  paid  to  Executive  for  deferred
compensation from prior periods.

6  Other  compensation   represents  amounts  paid  to  Executive  for  deferred
compensation from prior periods.

7 James W. Bentley, former President and Director of the Company, did not have an Employment Agreement with the Company, nor was he compensated as the President nor as a Director in each of the last three (3) fiscal years. Included in Securities Underlying Options are options issued to the Bentley Family 1995 Trust and the Bentley Family Trust "C" in the amounts of 415,980 and 577,745, respectively, where James W. Bentley is a beneficiary.

8 In Fiscal Year 1999, Al Urcuyo was granted 1,400,000 options to purchase our common stock. This grant was forfeited by Mr. Urcuyo in Fiscal Year 2000.


     A. INDIVIDUAL EXECUTIVE COMPENSATION

     TOM M. DJOKOVICH

     Tom M. Djokovich is CEO and Chairman of the Board of Directors of our Company. We entered into an employment Agreement with Tom M. Djokovich dated November 12, 2001. The term of the Agreement is for a period of two (2) years and commenced on the date of execution and continues to and including November 13, 2003. The Employment Agreement provides for a base annual salary of $200,000 and other benefits. The base salary may be increased in an amount to be determined by the Board of Directors of the Company. Such increase amount may be an amount equal to the compensation then in effect multiplied by a fraction of not less then ten (10%) percent. The adjustments cannot reduce the base salary. The employment agreement also provides for the deferral of up to 25% of Mr. Djokovich's base salary for the first two (2) years without the prior approval of Mr. Djokovich. Furthermore, at any time during the balance of the term of the Agreement, the Company may defer up to $1,500 monthly of the Base Salary without Mr. Djokovich's consent. In such case, salary deferred will be exchanged for a note payable equal to the amount of salary deferred, and will accrue interest at a rate of eight (8%) percent per annum, and shall be due and payable within twelve (12) months of the execution of the note and/or immediately upon termination of the agreement. Mr. Djokovich and the Company may negotiate and mutually agree to repay any outstanding note payable in shares or options for shares of Common Stock in lieu of cash. The Employment Agreement provides for the payment of cash bonuses based on the gross revenue attainment of the Company during the term of each full fiscal year.

     The Employment Agreement with Mr. Djokovich also provides for non-cash compensation. In addition to the cash compensation set forth above, we have granted, to Mr. Djokovich an option to purchase 50,000 shares of the Company's Common Stock per year during the term of the Agreement, at the then-current market price, which will vest at the rate of 1/12th (4,166.66) per month during the first and each subsequent year of the Agreement. The options shall be exercisable for a period of five (5) years from the grant date and shall carry the same registration rights granted to members of our Company's executive management team. As of December 31, 2001, Mr. Djokovich has elected to defer such granting of additional options to purchase shares of our Company's common stock.

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

     DAVID VARGHA

     David Vargha was, as of December 31, 2001, Vice President of Business Development of our Company. PSI entered into an employment Agreement with David Vargha on July 30, 1999. We had no employment agreement with Mr. Vargha.

     The following table sets forth information on grants of stock options by the Company to the Named Executive Officers during its last completed fiscal year:


                        OPTION GRANTS IN LAST FISCAL YEAR
                               [Individual Grants]

_______________________________________________________________________________________________________________________
                                      Number of       Percent of
                                      Securities      Total Options
              Name                    Underlying      Granted to
                                      Options         Employees in   Exercise Price       Market        Expiration
                                      Granted (#)     Fiscal Year        ($/Sh)        Price ($/Sh)        Date
               (a)                        (b)              (c)              (d)             (e)            (f)
_______________________________________________________________________________________________________________________

Tom M. Djokovich, CEO, Chairman
of Board of Directors                          0           0.0 %          0.00            0.00              N/A
_______________________________________________________________________________________________________________________
James W. Bentley, former
President & Director                           0           0.0 %          0.00            0.00              N/A
_______________________________________________________________________________________________________________________
Alfred Urcuyo, Office of the
President                                      0           0.0 %          0.00            0.00              N/A
_______________________________________________________________________________________________________________________
Bas Mulder, Vice President of
Graphic & HTML Design                          0           0.0 %          0.00            0.00              N/A
_______________________________________________________________________________________________________________________
David Vargha, Vice President of
Business Development                      25,000          18.0 %          1.00            1.00         2/6/2006
_______________________________________________________________________________________________________________________


     The following table sets forth information regarding exercise of stock options by the Named Executive Officers during its last completed fiscal year. There were no options exercised by the Named Executive Officers during 2001:



                 AGGREGATE OPTIONS EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

_____________________________________________________________________________________________________________________
                                                          Number of Securities
                           Shares                         Underlying Unexercised        Value of unexercised In-the-
                           Acquired                       Options at FY-End             Money Options at FY-End
                           on             Value           (#)                           ($) (9)
                           Exercise       Realized     ____________________________     ____________________________
          Name                 (#)        ($)          Exercisable    Unexercisable     Exercisable    Unexercisable
_____________________________________________________________________________________________________________________
           (a)                 (b)         (c)                    (d)                               (e)
_____________________________________________________________________________________________________________________

Tom M. Djokovich, CEO,            0      $  0.00          231,100              0        $  203,830       $   0.00
Chairman of Board of
Directors                         0         0.00        1,776,445              0         1,605,906           0.00
_____________________________________________________________________________________________________________________
                                  0         0.00          138,660              0           128,261           0.00
                                  0         0.00          277,320              0           250,697           0.00
                                  0         0.00          115,550              0            86,431           0.00
James W. Bentley,                 0         0.00          154,065              0           135,885           0.00
former President,                 0         0.00          154,065              0           135,885           0.00
Director                          0         0.00          154,065              0           135,885           0.00
_____________________________________________________________________________________________________________________
                                  0         0.00            4,583            417              0.00           0.00
Alfred Urcuyo, Office             0         0.00           19,530              0              0.00           0.00
of the President                  0         0.00           32,051              0              0.00           0.00
_____________________________________________________________________________________________________________________
Bas Mulder, Vice
President of Graphic &
HTML Design                       0         0.00            1,794          1,506              0.00           0.00
_____________________________________________________________________________________________________________________
David Vargha, Vice                0         0.00           25,000              0             6,250           0.00
President of Business
Development
_____________________________________________________________________________________________________________________



__________________

9 Based on the closing stock price of $1.25 at December 31, 2001. * A director and/or executive officer of the Company as of December 31, 2001


     The following table sets forth information regarding each award made to the Named Executive Officers by the Company of stock options under any Long-Term Incentive Plan during its last completed fiscal year:


                                LONG-TERM INCENTIVE PLAN AWARDS IN LAST FISCAL YEAR

____________________________________________________________________________________________________________________
                                                       Performance
                                                         of Other
                                         Number of        Period
                Name                   Shares, Units      Until
                                      or Other Rights   Maturation           Estimated Future Payouts Under
                                            (#)         or Payout             Non-Stock Price-Based Plans
                                                                     _______________________________________________
                                                                       Threshold        Target          Maximum
                                                                       ($ or #)        ($ or #)        ($ or #)
                (a)                         (b)            (c)            (d)            (e)              (f)
____________________________________________________________________________________________________________________

Tom M. Djokovich, CEO and Chairman              0           N/A            N/A             N/A              N/A
of the Board of Directors
________________________________________________________________________________________________________________
James W. Bentley, President,                    0           N/A            N/A             N/A              N/A
Director
________________________________________________________________________________________________________________
Alfred Urcuyo, Office of the                    0           N/A            N/A             N/A              N/A
President
________________________________________________________________________________________________________________
Bas Mulder, Vice President of                   0           N/A            N/A             N/A              N/A
Graphic & HTML Design
________________________________________________________________________________________________________________
David Vargha, Vice President of                0           N/A            N/A             N/A              N/A
Business Development
________________________________________________________________________________________________________________



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2001 with respect to (i) the beneficial ownership of the Common Stock of the Company by each beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company, each director, each executive officer and all executive officers and directors of the Company as a group, (ii) the number of shares of Common Stock owned by each such person and group and (iii) the percent of the Company's Common Stock so owned. Share ownership is based upon 23,375,208 shares of common stock issued and outstanding on December 31, 2001.


_________________________________________________________________________________________________________________
                                                                                      AMOUNT AND
                                                                                      NATURE OF
                             NAME OF                                                  BENEFICIAL      PERCENT
TITLE OF CLASS               BENEFICIAL OWNER      ADDRESS OF BENEFICIAL OWNER        OWNERSHIP       OF CLASS
_________________________________________________________________________________________________________________

Common             Net Integrated Systems,        Sofia House                      4,486,79511            19.2 %
                   Ltd.10                         48 Church Street
                                                  Hamilton HM GX, Bermuda
_________________________________________________________________________________________________________________
                                                  23332 Vista Carillo
Common             *Tom M. Djokovich12            Laguna Niguel, CA 92677          5,834,37813            25.0 %
_________________________________________________________________________________________________________________
Common             (James W.) Bentley Family      26482 Valpariso                  3,482,22615            14.9 %
                   Trust, dated June 20, 1995 &   Mission Viejo, CA 92691
                   Bentley Family Trust "C"14
_________________________________________________________________________________________________________________
Common             *Alfred Urcuyo16               22729 Baltar St.                 1,911,80117             8.2 %
                                                  West Hills, CA 91304
_________________________________________________________________________________________________________________
Common             *Bas Mulder                    30401 Via Alcazar                   45,40018             0.2 %
                                                  Laguna Niguel, CA 92677
_________________________________________________________________________________________________________________
                                                  447 Appleton Rd.
Common             *David Vargha                  Simi Valley, CA 93065               55,00019             0.2 %
_________________________________________________________________________________________________________________
Common             All Directors & Executive                                         7,846,579            33.6 %
                   Officers as a group
_________________________________________________________________________________________________________________

__________________

* A director and/or executive officer of the Company as of December 31, 2001

10 Net Integrated Systems, Ltd. acquired its shares as a result of a series of transactions and agreements consummated on or about December 14, 2001, which transactions are described in detail in the Company's Current Report on Form 8-K, filed on January 14, 2002, and incorporated herein by reference.

11 Includes the right to acquire within 60 days 7,131,418 shares of common voting stock from options, warrants, rights, conversion privileges or similar obligations. (See Exhibits 10.38 and 10.39, incorporated herein by reference). Upon exercise of such options, NIS would beneficially own an aggregate of 11,618,213 shares of Accesspoint common stock.

12 Owned in conjunction with Tamara A. Djokovich and Milan Djokovich.

13 Includes the right to acquire within 60 days 2,035,277 shares of common voting stock from options, warrants, rights, conversion privileges or similar obligations.

14 Benefiting James W. Bentley and Mary Ann Bentley and family.

15 Includes the right to acquire within 60 days 1,277,725 shares of common voting stock from options, warrants, rights, conversion privileges or similar obligations.

16 Alfred Urcuyo is a Director of Accesspoint and Chief Executive Officer of Processing Source International, Inc., a wholly-owned subsidiary of the Company.

17 Includes the right to acquire  within 60 days 56,581  shares of common voting
stock  from  options,   warrants,   rights,  conversion  privileges  or  similar
obligations.

18 Includes the right to acquire  within 60 days 3,400  shares of common  voting
stock  from  options,   warrants,   rights,  conversion  privileges  or  similar
obligations.

19 Includes the right to acquire  within 60 days 25,000  shares of common voting
stock  from  options,   warrants,   rights,  conversion  privileges  or  similar
obligations.


     A. OUTSTANDING OPTIONS

     As of December 31, 2001, we had granted a total of 3,639,000 options under our 1999 Plan, of which 3,629,000 are outstanding as of December 31, 2001. Of the options issued, 9,375 non-qualified options and 3,629,625 qualified options were issued to employees to purchase shares of our Common Stock under our 1999 Plan. In addition to the options granted to employees, we had issued 240,000 qualified options and 1,772,000 warrants to consultants and non-employee Directors. Of the 3,639,000 options issues, 10,000 options were exercised by employees.

     B. COMPENSATION OF DIRECTORS

     At December 31, 2001, we provided Directors with options to purchase 5,000 shares of common stock for each calendar year of service as a Director. The Company provides compensation to Directors of our Company, who are also officers or employees of our Company, for services rendered as officers or employees of our Company. Only Tom M. Djokovich and James W. Bentley were Directors of our Company who were also officers and employees of our Company.

     C. DESCRIPTION OF SECURITIES

     Our Company's authorized capital stock as of December 31, 2001 consists of 30,000,000 shares divided into 25,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, par value $0.001 per share. There were 23,375,208 Common Shares issued and outstanding as of December 31, 2001. There were 1,055,600 shares of Preferred Stock issued and outstanding as of December 31, 2001.

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

ITEM 12. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

     In 1996 and 1997 James W. Bentley loaned Accesspoint Corporation the cumulative sum of $200,000. In February 1999, Accesspoint Corporation negotiated a forgiveness of $100,000 and an extension of the balance until October 31, 2000. The Note calls for the Company to pay Mr. Bentley the sum of approximately $1,610 per month until maturity. The loan proceeds were used for working capital.

     On July 7, 2000 the Bentley Family Limited Partnership loaned Accesspoint Corporation $50,000. The straight note is due on demand. The straight note bears an interest rate of 10% and is outstanding as of December 31, 2001. The loan proceeds were used for working capital.

     On October 2, 2000 the Bentley Trust "C" loaned Accesspoint Corporation $50,000. The convertible note becomes due on October 2, 2001. The convertible note bears an interest rate of 10% and may be converted in full into the Company's common stock at a rate of $1.25 per share. The convertible note is outstanding as of December 31, 2001. The loan proceeds were used for working capital.

     On November 8, 2000 the Bentley Family Limited Partnership loaned Accesspoint Corporation $60,000. The straight note is due on demand. The straight note bears an interest rate of 10% and is outstanding as of December 31, 2001. The loan proceeds were used for working capital.

     Between May 2, 2001 and November 16, 2001, the Bentley Family 1995 Trust loaned Accesspoint Corporation the cumulative sum of $119,000. The straight notes are due one year from issuance. The straight notes all bear interest at the rate of 8% per annum. No interest has been paid as of December 31, 2001. The loan proceeds were used for working capital.

     On December 14, 2001 the Company entered into several agreements with Net Integrated Systems, Ltd. (NIS) in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit. As partial inducement for NIS to enter into the agreements three shareholders agreed to transfer ownership of 4,486,795 shares of common stock collectively owned by them to NIS. In addition to the share ownership transfer, the same three shareholders granted an option to NIS to purchase an additional 7,131,418 shares of common stock collectively owned by them at $2 per share until December 14, 2006. An irrevocable voting proxy was given to NIS from the three shareholders on the 7,131,418 shares collectively owned by them. The shareholders retain the right to vote on certain matters including, but not limited to, liquidation of the Company, bankruptcy, merger, reorganizations and disposition of Company assets. The Proxy extends until the end of all other agreements. As further collateral for the Revolving Line of Credit certain shareholders agreed to Pledge 7,131,418 shares, collectively owned by them, for the Secured Loan Agreement.

     The Company also entered into a Revolving Line of Credit and related Secured Loan Agreement with NIS which calls for the lender to make credit extension advances when requested by the Company and its Board of Directors. The terms of the Agreement are for credit advances not to exceed the cumulative total principal sum of Five Million Dollars ($5,000,000) at an interest rate of six percent (6%) per annum on the unpaid balance. The note requires minimum monthly payments of interest only and is due on December 14, 2006. At December 31, 2001 no advances had been requested under this Agreement. All assets of the Company and the 7,131,418 shares of common stock of the Company pledged under the above Pledge Agreement secure the Revolving Line of Credit.

     In connection with the above agreements the Company entered into a Management Agreement with NIS to assist in the day-to-day operations of the business. This includes, but is not limited to, hiring and terminating personnel, enter into, modify or terminate agreements and contracts, manage Company finances, compromise debts and obligations, acquire assets and make investments. However, the Board of Directors retain all rights to approve, disapprove and oversee the activities of the Manager. The terms of the Management Agreement are for a monthly fee of $10,000, which accrues until paid from current operating profits. The period is for five years, with early termination by the manager upon ten days written notice for any reason.
Termination by the Company for any reason other than cause shall require all accrued and unpaid sums to become due and payable as well as the sum of One Million Dollars ($1,000,000).

     After the effect of the above transactions NIS beneficially owns 11,618,213 shares of common stock, or approximately fifty percent (50%) of the outstanding shares at December 31, 2001.



                                     PART IV


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     A.  EXHIBITS

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

     Exhibit No.  Description
     -----------  -----------

       9.0 **Form of Irrevocable Voting Proxy in favor of Net Integrated Systems, Ltd.
     10.37 **Form of Stock Transfer Letter between shareholder and Net Integrated Systems, Ltd.
     10.38 **Form of Stock Option Agreement between shareholder and Net Integrated Systems, Ltd.
     10.39 **Form of First Amendment to Stock Option Agreement between shareholder and Net Integrated Systems, Ltd.
     10.40 **Form of Stock Pledge Agreement between shareholder and Net Integrated Systems, Ltd.
     10.41 **Management Agreement between Accesspoint Corporation, Processing Source International, Inc. and Net Integrated Systems, Ltd.
     10.42        **Revolving Line of Credit Agreement
     10.43        **Secured Loan Agreement
     21.00        *List of Subsidiaries
     23.00        Consent of Independent Certified Public Accountants


     * Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by us on January 14, 2002
     ** Incorporated by reference form the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001


     B.  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 15th day of April, 2002.


Dated:  April 15, 2002                    ACCESSPOINT ORPORATION


                                          By:  /s/ MARCIA ALLEN
                                          ----------------------------
                                          Marcia Allen,
                                          President and Director


                                          By:  /s/ CHRISTINE CROCKER
                                          ----------------------------
                                          Christine Crocker,
                                          Secretary and Director


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                     Title               Date
         ---------                     -----               ----


/s/ MARCIA ALLEN           President & Director      April 15, 2002
----------------------
Marcia Allen


/s/ CHRISTINE CROCKER      Secretary & Director      April 15, 2002
----------------------
Christine Crocker


/s/ MICHAEL SAVAGE         Director                  April 15, 2002
----------------------
Michael Savage