Form 10QSB
period 2002-03-31
ACCESSPOINT CORP /NV/
filed 2002-05-20
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

      [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                [X] For the QUARTERLY PERIOD ended MARCH 31, 2002

                                       OR

           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________


                        COMMISSION FILE NUMBER: 000-29217


                             ACCESSPOINT CORPORATION
        ________________________________________________________________
                 (Name of Small Business Issuer in its Charter)



                          Nevada                                  95-4721385
________________________________________________________________________________
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
                 Organization)                               Identification No.)


            21031 Ventura Boulevard, Suite 200
                Woodland Hills, California                         91364
________________________________________________________________________________
         (Address of Principle Executive Offices)                (Zip Code)

                                 (818) 737-3232
          _____________________________________________________________
                (Issuer's Telephone Number, Including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 Par Value


The number of the Company's shares of Common Stock outstanding as of March 31, 2002 was 23,533,271.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                             ACCESSPOINT CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS


Forward-Looking Statements

PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan of Operation

PART II

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements about the business, financial condition and prospects of our Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our Company's actual results may differ materially from those indicated by the forward-looking statements.

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

     There may be other risks and circumstances that management is unable to predict. When used in this Form 10-QSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

     Our reviewed consolidated financial statements for the periods ended March 31, 2002 and March 31, 2001 are filed herewith.

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

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

                         INDEPENDENT ACCOUNTANT'S REPORT






To the Board of Directors
Accesspoint Corporation
Los Angeles, California

Members of the Board:

We have reviewed the  accompanying  consolidated  balance  sheet of  Accesspoint
Corporation and its subsidiaries ("the Company") as of March 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of inquiries of persons responsible for financial and accounting matters and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements in order for them to be in conformity with generally accepted accounting principles in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated April 4, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.







May 16, 2002
Los Angeles, California



                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                      March 31,            December, 31
                                                                         2002                  2001
                                                                    ____________           ____________

Current Assets
           Cash and cash equivalents                                $    154,528           $     78,229
           Accounts receivable, net                                      293,673                255,873
           Inventory                                                       8,404                  6,366
           Other receivables                                                   0                      0
           Prepaid expenses                                               13,034                 13,807
                                                                    ____________           ____________
                   Total Current Assets                                  469,639                354,275
                                                                    ____________           ____________
Fixed Assets
           Furniture and equipment (net)                                 332,994                401,685
                                                                    ____________           ____________
                  Total Fixed Assets                                     332,994                401,685
                                                                    ____________           ____________
Other Assets
           Deposits                                                      291,597                292,058
                                                                    ____________           ____________

                   Total Other Assets                                    291,597                292,058
                                                                    ____________           ____________

           Total Assets                                             $  1,094,230             $1,048,018
                                                                    ============           ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      March 31,            December, 31
                                                                         2002                  2001
                                                                    ____________           ____________
Current Liabilities
           Accounts payable and accrued expenses                    $  1,669,628           $  1,467,688
           Accrued payroll taxes and penalties                           959,434              1,091,080
           Accrued loss contingencies                                    373,233                338,233
           Deferred compensation                                               0                221,477
           Customer deposits                                              99,465                 99,465
           Line of credit                                                485,953                      0
           Current portion, capitalized leases                           289,941                303,158
           Current portion, notes payable                              1,110,250              1,111,500
                                                                    ____________           ____________

           Total Current Liabilities                                   4,987,904              4,632,601






Capital Lease obligations, net of current portion                              0                      0
Notes payable, net of current portion                                          0                      0
                                                                    ____________           ____________

           Total Liabilities                                           4,987,904              4,632,601
                                                                    ____________           ____________
Stockholders' Equity

           Common stock, $.001 par value, 25,000,000
                shares authorized, 23,533,271 and 23,375,208
                issued and outstanding, respectively                      23,533                 23,375
           Preferred Stock, no par value, 5,000,000 shares
                authorized,  and 1,055,600 shares issued
                and outstanding                                            1,056                  1,056
           Additional paid in capital                                  8,148,869              8,092,519
           Retained deficit                                          (12,067,132)           (11,701,533)
                                                                    ____________           ____________

           Total Stockholders' Equity                                 (3,893,674)            (3,584,583)
                                                                    ____________           ____________

           Total Liabilities and Stockholders' Equity               $  1,094,230           $  1,048,018
                                                                    ============           ============


 The accompanying notes are an integral part of these consolidated financial statements




                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Three Months Ended
                                                                      March 31,              March 31,
                                                                         2002                   2001
                                                                    ____________           ____________

Sales, net                                                          $  2,981,487           $    899,188

Cost of sales                                                          2,325,210                253,169
                                                                    ____________           ____________

           Gross profit                                                  656,277                646,019

Selling expenses                                                               0                 50,150

General and administrative expenses                                    1,050,495              1,626,518
                                                                    ____________           ____________

           Income (loss) from operations                                (394,218)            (1,030,649)
                                                                    ____________           ____________

Other (Income) Expense
           Interest income                                                (3,964)                   (16)
           Penalties                                                         295                 71,976
           Bad debt expense                                              142,766                 23,612
           Interest expense                                               51,361                 55,222
                                                                    ____________           ____________

           Total Other (Income) Expense                                  190,458                150,794
                                                                    ____________           ____________

           Income (loss)  before income taxes
                and extraordinary items                                 (584,676)            (1,181,443)

Extraordinary items
           Gain on forgiveness of deferred compensation                  221,477                      0
                                                                    ____________           ____________

           Total extraordinary income                                    221,477                      0
                                                                    ____________           ____________

           Income (loss) before income taxes                            (363,199)            (1,181,443)
                                                                    ____________           ____________

Provision for income taxes                                                 2,400                  4,500
                                                                    ____________           ____________

           Net income (loss)                                        $   (365,599)          $ (1,185,943)
                                                                    ============           ============







           Net loss per share (basic and diluted)
                Basic                                               $      (0.02)          $      (0.07)
                Diluted                                             $      (0.01)          $      (0.06)

           Weighted average number of shares
                Basic                                                 23,454,240             17,149,449
                Diluted                                               30,271,240             20,778,449


 The accompanying notes are an integral part of these consolidated financial statements




                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                             Three Months Ended
                                                                      March 31,              March 31,
                                                                         2002                   2001
                                                                    ____________           ____________

CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income (loss)                                        $   (365,599)          $ (1,185,943)

Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                   83,785                 80,981
           Gain on forgiveness of deferred compensation                 (221,477)                     0
           Decrease (Increase) in receivables                            (37,800)               (54,496)
           Decrease (Increase) in inventory                               (2,038)                 1,271
           Decrease (Increase) in other receivables                            0                  2,196
           Decrease (Increase) in prepaid expenses                           773                 (6,365)
           Decrease (Increase) in deposits                                   461                 47,121
           (Decrease) Increase in accounts payable
                and accrued expenses                                     201,940                 91,520
           (Decrease) Increase in accrued payroll taxes                 (131,646)               135,221
           (Decrease) Increase in accrued loss contingencies              35,000                      0
           (Decrease) Increase in deferred compensation                        0                 (2,500)
                                                                    ____________           ____________

           Total Adjustments                                             (71,002)               294,949
                                                                    ____________           ____________

           Net cash used in operations                                  (436,601)              (890,994)
                                                                    ____________           ____________

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of furniture and equipment                           (15,095)               (35,392)
                                                                    ____________           ____________

           Net cash used in investing activities                         (15,095)               (35,392)
                                                                    ____________           ____________

CASH FLOWS FROM FINANCING ACTIVITIES
           Issuance of notes payable                                     485,953                      0
           Payments on notes payable                                      (1,250)                     0
           Payments on capital leases                                    (13,217)               (48,954)
           Sale of stock                                                  56,509              1,072,155
                                                                    ____________           ____________

           Net cash provided by financing activities                     527,995              1,023,201
                                                                    ____________           ____________

           Net change in cash and cash equivalents                        76,299                 96,815
                                                                    ____________           ____________






           Cash and cash equivalents at beginning of year                 78,229                 31,954
                                                                    ____________           ____________

           Cash and cash equivalents at end of year                 $    154,528           $    128,769
                                                                    ============           ============

           Supplemental cash flows disclosures:
                Income tax payments                                 $      2,400           $          0
                                                                    ____________           ____________

                Interest payments                                   $      1,022           $     28,661
                                                                    ____________           ____________


              The accompanying notes are an integral part of these consolidated financial statements





                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                      March 31,            December, 31
                                                                         2002                  2001
                                                                    ____________           ____________

Retained (deficits)
           Balance at beginning of period                           ($11,701,533)           ($7,832,485)
           Net income (loss)                                            (365,599)            (3,869,048)
                                                                    ____________           ____________

           Balance at end of period                                  (12,067,132)           (11,701,533)
                                                                    ____________           ____________

Common stock, par value $.001 (thousands of shares)
           Balance at beginning of period                                 23,375                 16,558
           Common stock issued                                               158                  6,817
                                                                    ____________           ____________

           Balance at end of period                                       23,533                 23,375
                                                                    ____________           ____________

Preferred stock, no par value  (thousands of shares)
           Balance at beginning of period                                  1,056                      0
           Preferred stock issued                                              0                  1,056
                                                                    ____________           ____________

           Balance at end of period                                        1,056                  1,056
                                                                    ____________           ____________

Additional paid in capital
           Balance at beginning of period                              8,092,519              5,390,011
           Sale of common stock                                           56,350              2,702,508
                                                                    ____________           ____________

           Balance at end of period                                    8,148,869              8,092,519
                                                                    ____________           ____________

Total stockholders' equity at end of period                          ($3,893,674)           ($3,584,583)
                                                                    ============           ============


 The accompanying notes are an integral part of these consolidated financial statements



                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE A - NATURE OF OPERATIONS

         Incorporated in the State of Nevada, Accesspoint Corporation ("the Company") is a "C" Corporation as organized under the Internal Revenue Code. As of March 31, 2002, the Company has combined its mature Internet Application Services technology platform with its credit card and check-processing platform to provide bundled payment acceptance, processing and business management services. These programs provide customers with multiple payment acceptance capabilities including credit card and check transaction, a fully operational e-commerce and business management Website, and a central Web based management system for servicing both the brick-and-mortar and web based sides to each business.

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

         The Accesspoint advantage is full transaction processing, settlement and software delivered as a bundled service for the cost of an industry standard transaction fees. Furthermore, as a result of the Company's systems, prospective clients can be approved in a short period, instead of the several-day time frame typically implemented by the Company's competition.

         In November 2000, the Company launched its card processing division, managed by its wholly owned subsidiary, Processing Source International, Inc. and began earning card processing revenues in addition to its check processing revenues through the underwriting and processing of these electronic payment transactions in its growing merchant base.

         The Company has targeted the Independent Sales Organization (ISO) and MSP (Merchant Service Provider) marketplaces as a prime driver and sales channel for its services. The Company's operating systems makes it simple for these sale organizations to electronically submit a client's application, track the progress of that application, monitor merchant service, and even track commissions, all in real time via a private label portal provided by the Company. This program, called ISO Advantage, aims to establish a new standard for service and support in the merchant services industry and appears to present distinct marketplace advantages for those sales organizations that enter the program.

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2001.

         Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         CAPITAL LEASES
         Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

         INVENTORY
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of March 31, 2002 and 2001, inventory consisted only of finished goods.

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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE C - STOCK AND STOCK WARRANTS

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At March 31, 2002, the Company has 25,000,000 Common Shares authorized and 23,533,300 shares issued and outstanding. The Company had 5,000,000 Preferred Shares authorized and 1,055,600 issued and outstanding.

         At March 31, 2002, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants           1,772,223
                  Exercise of employee stock options          3,486,000
                                                              _________
                                                              5,258,223

         The Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to March 31, 2002.


NOTE D - EARNINGS PER SHARE

         Basic net earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share as of March 31, 2002 and 2001 are as follows:

                                                    March 31,          March 31,
                                                      2002               2001
                                                    _________          _________

         Net earnings (loss) from operations     $(  365,599)       $(1,185,943)
                                                 ___________        ___________

         Basic weighted average shares            23,454,240         17,149,449
         Effect of dilutive securities:
            Common stock options                   3,629,000          3,629,000
            Common stock warrants                  1,772,000                  0
            Convertible debt                         360,000                  0
            Convertible preferred stock            1,056,000                  0
                                                 ___________       ____________
         Dilutive potential common shares         30,271,240         20,778,449
                                                 ___________       ____________

         Net earnings(loss) per share from
           continuing operations:
            Basic                                     ($0.02)            ($0.07)
            Diluted                                   ($0.01)            ($0.06)

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE E - LINE OF CREDIT

         During the three months ended March 31, 2002 the Company borrowed $485,953 against a $5,000,000 line-of-credit that was established in December 2001 with Net Integrated Systems, Inc. The agreement calls for minimum monthly payments of interest only at the rate of six percent (6%) per annum.


NOTE F - LITIGATION AND CONTINGENCIES

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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of March 31, 2002 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made to date.

         IRVINE - In February 2002, the Company vacated office space it had leased under an operating lease agreement in Irvine, California. The lessor subsequently filed a formal demand of payment for the remaining amount of unpaid rent. The Company entered into a settlement agreement with the lessor in the amount of $75,000 less a security deposit being held by lessor. The Company has not paid this amount according to the terms of the agreement and is currently in default. As of March 31, 2002 the Company has recorded the full amount of the remaining payments due, less the security deposit, due to the default of the above agreement. This amount is approximately $20,000.

         RUTTENBERG - During 2001 a former employee of the Company filed a formal demand for payment of remaining salary under an employment agreement, unreimbursed expenses and legal costs. In November 2001 the Company entered into a settlement agreement, which required a total sum of $44,500, be paid in $5,000 monthly installments. The Company is currently in default under this agreement and has appropriately recorded all original amounts demanded under a Stipulation for the Entry of Judgment of $92,000, less payments that were made, as a liability on the Balance Sheet as of March 31, 2002.

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE F - LITIGATION AND CONTINGENCIES (CONTINUED)


         CAPITAL LEASES - As of March 31, 2002, and subsequently, the Company has stopped making payments on all of its capital leases. Thus, under the lease agreements, the Company is in default. This default accelerates all future payments due and gives the lessor the right to obtain the property.

         The Company is currently in negotiations with certain lessors for revised terms for the remaining life of the leases. As of this date no new terms have been finalized. Only one lessor, GE Capital Leasing, has filed formal suit against the Company. The Company has appropriately recorded all amounts due for the remaining life of the leases as a current liability on its Balance Sheet at March 31, 2002.

         ROYCAP - As of March 31, 2002 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. The Company is currently in negotiations with the lender on new loan terms. The Company has shown the $450,000 loan in its liabilities as well as all accrued interest. In addition, the Company has accrued registration rights fees of $108,000 related to this matter as of March 31, 2002.

         BENTLEY - In March 2002, a shareholder, filed a suit against the Company and other various officers, directors and entities. The suit contains eleven (11) Causes of Action including: Breach of Contract, Misappropriation, Unfair Competition, Unfair Business Practices and the imposition of a Constructive Trust.

         The Plaintiff is seeking undetermined compensatory damages and special and resulting damages all to be determined at trial. Plaintiff sought, but was refused, a preliminary injunction on various matters.

         An Ex Parte hearing was held on March 22, 2002 at which time the Judge did not grant the temporary or permanent injunctions that were being sought and did not put a receiver in place as the plaintiff requested. In a subsequent hearing the Judge did not grant a restraining order that was requested.

         At this time it is not possible to determine the outcome of the case or to quantify possible damages. No amounts have been recorded in the financial statements regarding this matter. The Company does not believe the causes have merit and intends to vigorously defend itself.

         DJOKOVICH - In February 2002, Tom Djokovich resigned as Chief Executive Officer of the Company, effective immediately. Mr. Djokovich gave up his employment contract, signed a mutual release and relieved the Company from paying deferred compensation owed to him and a related Promissory Note and Security Agreement.

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE F - LITIGATION AND CONTINGENCIES (CONTINUED)

         URCUYO - In January 2002 Alfred Urcuyo resigned as President of PSI, effective immediately. Mr. Urcuyo gave up his employment contract and released the Company from paying any amounts owed to him for unreimbursed expenses. Mr. Urcuyo signed a Mutual Release.

         MULDER - In 2002, a former employee of the Company filed a claim for payment of credit card debt he incurred on behalf of the Company to pay expenses and various loans he states were made to the Company. These items amount to approximately $65,000. The Company has engaged in negotiations with Mr. Mulder, but has accrued as a liability on its Balance Sheet at March 31, 2002 the full amount of $65,000.

         PARISH - In 2002 a former Consultant of the Company filed a claim stating that he is owed 33,336 shares of common stock and 20,000 options to purchase shares of common stock at $5 per share, for services rendered under a contract with the Company. The Company does not believe that this claim is valid under the contract terms and intends to defend itself in this matter. No amounts have been accrued.

         VERVE - In 2002, a shareholder group of the Company submitted a letter of demand to recover their original investment of $40,000. No amounts have been accrued for this item, as the Company does not intend to return the amount invested.

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


NOTE G - PAYROLL TAXES

         The Company is currently in negotiations with the United States Department of the Treasury, Internal Revenue Service (IRS) in regards to unpaid employment taxes. The IRS has made formal demand of amounts due and unpaid, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company entered into installment agreements with the IRS and made payments as required. The Company has hired independent accountants to assist them in this matter and have filed a request for an "Offer and Compromise" of all amounts owed by the Company. The IRS has recorded the request and halted all payment requirements under the installment agreements and any other collection activity until it has had time to review the matter. The Company has requested that the IRS look at Accesspoint Corporation and its Subsidiaries as one unit for terms of the Offer and Compromise. As of the date of this report the IRS has responded to the Company and is reviewing its offer and request to be treated as one unit.

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE G - PAYROLL TAXES (CONTINUED)

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


NOTE H - EXTRAORDINARY INCOME

         In February 2002 Tom Djokovich, former President of the Company, signed a release as part of his termination of employment (see Note F), relieving the Company from paying his deferred compensation. This amount totaled $221,477. The Company reduced the liability recorded on its books and recorded extraordinary income for the total amount.


NOTE I - SUBSEQUENT EVENTS

         MERCHANTWAREHOUSE.COM - In April 2002 a former agent of the Company filed suit against the Company. The firm is claiming improper termination of agency agreement and has requested $1,000,000. The Company has not yet responded to the demand, however, it does not believe that the allegations have merit. The claim asks for mediation and binding arbitration. It is not possible at this time to determine the outcome of the case or the possible loss. No amounts have been accrued in this matter.


NOTE J - GOING CONCERN

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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE J - GOING CONCERN (CONTINUED)

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

         Prior to achieving this goal in November 2000, the Company typically generated revenues through the licensing of its business management and transaction processing software technologies and the monthly service fees for hosting these business applications. As of March 31, 2002, the Company generates revenues through the aforementioned services.

         In December 2001, the Company entered into a Management Agreement and related Revolving Line of Credit Agreement for up to $5,000,000. In the first quarter of 2002 the Company has also significantly reduced its overhead by closing two office facilities and consolidating administrative and sales efforts. In addition, the Company is currently renegotiating its lease commitments, notes payable and accounts payable to further reduce its current liabilities and improve its cash flow.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this document. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

THE DISCUSSION IN THIS SECTION AND OTHER PARTS OF THIS REGISTRATION STATEMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THEY ARE MADE AS OF THE DATE OF THIS REPORT, AND THE COMPANY ASSUMES NO OBLIGATION TO UPDATE THEM.

     A.  OVERVIEW

     Our primary software products consist of Merchant Manager Enterprise, a complete and secure fully-hosted e-commerce solution for small to midsize businesses, which provides an on-line store, catalog and credit card processing abilities; Transaction Manager, an on-line credit card and ACH processing solution for small to midsize businesses; and Merchant Manager, a hosted e-commerce solution providing a simple-to-learn and simple-to-use set of tools derived from Merchant Manager Enterprise. We provide hosting services in conjunction with our software products.

     B.  RESULTS OF OPERATIONS

     Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

     Revenues for the three months ended March 31, 2002 increased to $2,981,487 from $899,188 for the three months ended March 31, 2001. The increase of $2,082,299, or 231.58%, is due primarily to our increased revenues associated with credit card processing which resulted in an overall increase in sales.

     Cost of sales for the three months ended March 31, 2002 increased to $2,325,210 from $253,169 for the three months ended March 31, 2001. The increase of $2,072,041 or 818.44% resulted primarily from our increase in cost of sales associated with credit card processing, which resulted in an overall increase in sales.

     Selling and marketing expenses for the three months ended March 31, 2002 decreased to $0 from $50,150 for the three months ended March 31, 2002. This decrease of $50,150, or 100%, resulted primarily from the reduction of overhead costs, including the reduction in trade show expenses, advertising consulting costs, and printing costs for brochure and promotional materials during the development of our processing and underwriting platform.

     General and administrative expenses for the three months ended March 31, 2002 decreased to $1,050,495 from $1,626,518 for the three months ended March 31, 2001. The decrease of $576,023, or 35.41%, resulted primarily from a decrease of Salaries and Wages and related employee costs and a decrease in professional costs and other efficiencies.

     Interest expense, net, for the three months ended March 31, 2002 was $51,361, as compared to $55,222 for the three months ended March 31, 2001. The decrease of $3,861, or 6.99% in interest expense resulted primarily from the Company's static cost of debt.

     Other (Income) Expense, net of Interest expense was $139,097 for the three months ended March 31, 2002, as compared to $95,572 for the three months ended March 31, 2001. This increase of $43,525, or 45.54%, resulted primarily from the increase of bad debt expense for the three months ended March 31, 2002 of $142,766, as compared to $23,612 for the three months ended March 31, 2001.

     Net losses for the three months ended March 31, 2002 and March 31, 2001 were $(365,599) and $(1,185,943), respectively. The decrease in loss of $820,344, or 69.17%, was primarily related to increased revenues and a reduction of development-related activities.

     C.  Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 2002 were $154,528, compared to $128,769 at March 31, 2001 an increase of $25,759 which represented a growth of 20.0%.

     Net Cash used in operations decreased from $890,994 for the three months ended March 31, 2001 to $436,601 for the three months ended March 31, 2002 or a resulted efficiency in cash of $454,393 or 51.0%. This efficiency was primarily accomplished by increased effectiveness in operations.

     Net Cash used in investing activities decreased from $35,392 as of March 31, 2001 to $15,095 as of March 31, 2002. This decrease of $20,297, or 57.35%, was primarily due to a reduction of purchases in furniture and equipment.

     During the three months ended March 31, 2002, the Company generated net cash of $527,995 from financing activities as compared to $1,023,201 for the three months ended March 31, 2001. The decrease of $495,206, or 48.40%, resulted from a decrease in private placement fundraising activities.

     As of March 31, 2002, we lease office space on a short-term twelve-month sub-lease basis and could be required to move after the expiration of the twelve-month period in June 2002. We may attempt to re-negotiate a longer term lease at its present location. If the Company moves, the major capital expenditures we could incur would be related to relocation of office computers, local area network hardware, office telephony and office equipment and furniture.

     We had, at March 31, 2002, negative working capital. We believe that cash generated from operations will not be sufficient to fund our current and anticipated cash requirements. However, management believes that our Five Million Dollar ($5,000,000) Secured Revolving Line of Credit through Net Integrated Systems should be sufficient to sustain Accesspoint's operations and activities for the foreseeable future. As such, we do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. While there can be no assurances that we will continue to have access to such additional financing, on terms acceptable to us and at the times required, or at all, we believe that we will have access to sufficient capital for the foreseeable future.

     D.  Net Operating Loss

     For federal income tax purposes, we have net operating loss carryforwards of approximately $10,760,000 as of March 31, 2002 and $7,010,000, as of March 31, 2001. These carryforwards will expire at various dates through the year 2015. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations (see "Risks of Our Business Limitations on Net Operating Loss Carry Forward").



                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

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

     Capital Leases - As of March 31, 2002, and subsequently, the Company has stopped making payments on all of its capital leases. Thus, under the lease agreements, the Company is in default. This default accelerates all future payments due and gives the lessor the right to obtain the property. The Company is currently in negotiations with certain lessors for revised terms for the remaining life of the leases. As of this date no new terms have been finalized. Only one lessor, GE Capital Leasing, has filed formal suit against the Company. The Company has appropriately recorded all amounts due for the remaining life of the leases as a current liability on its Balance Sheet at March 31, 2002.

     Bentley - In March 2002, a shareholder, filed a suit against the Company and other various officers, directors and entities. The suit contains eleven
(11) Causes of Action including: Breach of Contract, Misappropriation, Unfair Competition, Unfair Business Practices and the imposition of a Constructive Trust. The Plaintiff is seeking undetermined compensatory damages and special and resulting damages all to be determined at trial. Plaintiff sought, but was refused, a preliminary injunction on various matters. At this time it is not possible to determine the outcome of the case or to quantify possible damages. No amounts have been recorded in the financial statements regarding this matter. The Company does not believe the causes have merit and intends to vigorously defend itself.

     For a more detailed discussion of Legal Proceedings, please refer to Note F, Litigation and Contingencies, attached as a part of the financial statements prepared by our auditors filed herewith and incorporated hereby.


ITEM 2.           CHANGES IN SECURITIES

     During the three months ended March 31, 2002, we sold a total of 158,063 shares of common voting stock to various individuals and/or entities. The shares were sold at various prices representing a total purchase price and proceeds to our Company of $56,509. We did not publicly offer any securities and no underwriter was utilized. We paid no other finder's fees, discounts or commissions in connection with the above offers and sales. The offers and sales were exempt pursuant to Sections 4(2) and 5 of the Act, Regulations D and S, respectively, promulgated thereunder, and pursuant to Section 25102(f) of the California Corporations Code. The purchasers acquired the shares for their own account with no then-present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The shares were offered and sold in private transactions which were not part of a distribution of the shares, and, in the case of those shares sold pursuant to Regulation S, the offers and sales were made in offshore transactions and there were no directed selling efforts in the United States in connection therewith. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with each of the individuals and/or entities purchasing shares.

     The proceeds from the above sales of unregistered securities were used primarily to fund the day-to-day operations of the Company.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2002.


ITEM 5.           OTHER INFORMATION

     In February 2002, Tom Djokovich was terminated as Chief Executive Officer of the Company, effective immediately. Prior to the termination, Mr. Djokovich rescinded his employment contract, signed a mutual release and relieved the Company from paying deferred compensation owed to him and a related Promissory Note and Security Agreement. As a result of a miscommunication and/or misunderstanding between the Company and Mr. Djokovich, we erroneously reported on our Annual Report on Form 10-KSB, filed on April 16, 2002, that Mr. Djokovich had resigned from the Company's Board of Directors. As of the date of this filing, by mutual agreement of the parties, it is acknowledged that Mr. Djokovich has been reinstated as a member of the Company's Board of Directors.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


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


     * Incorporated by reference from the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001
     ** Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by us on January 14, 2002


     B.  REPORTS ON FORM 8-K

         On January 14, 2002, we filed a Current Report on Form 8-K disclosing, among other things, a change in control in the Company resulting from a series of agreements between the Company and Net Integrated Systems, Ltd., in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit. For a more detailed discussion of this transaction, please refer to the documents filed with our Report on 8-K filed on January 14, 2002, and incorporated hereby.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 16th day of May, 2002.


Dated:  May 16, 2002                       ACCESSPOINT ORPORATION


                                           By:  /s/ MARCIA ALLEN
                                           ----------------------------
                                           Marcia Allen,
                                           President and Director


                                           By:  /s/ CHRISTINE CROCKER
                                           ----------------------------
                                           Christine Crocker,
                                           Secretary and Director


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                  Title                          Date
--------------------------------    ---------------------



/s/ MARCIA ALLEN                    President & Director            May 16, 2002
----------------------
Marcia Allen


/s/ CHRISTINE CROCKER               Secretary & Director            May 16, 2002
----------------------
Christine Crocker