Form 10KSB/A
period 2001-12-31
ACCESSPOINT CORP /NV/
filed 2002-07-22
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A


                                 AMENDMENT NO. 1

                                       TO

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


                        Commission File Number: 000-29217


                             ACCESSPOINT CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                 Nevada                                 95-4721385
--------------------------------------------------------------------------------

(State or Other Jurisdiction of Incorporation   (I.R.S. Employer Identification
           or Organization)                                No.)


            21031 Ventura Boulevard, Suite 200
                Woodland Hills, California                       91364
--------------------------------------------------------------------------------

         (Address of Principle Executive Offices)             (Zip Code)

                                 (818) 737-3232
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]




                                EXPLANATORY NOTE


This Annual Report on Form 10-KSB/A ("Form 10-KSB/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2002 ("Form 10-KSB") for the purpose of amending Items 6 and 7 of Part II of Registrant's Form 10-KSB. We have no further changes to the previously filed Form 10-KSB. All information in this Form 10-KSB/A is as of December 31, 2001, and does not reflect, unless otherwise noted, any subsequent information or events other than the changes mentioned above.




                             Accesspoint Corporation
                        AMENDED Form 10-KSB ANNUAL Report
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2001
                                TABLE OF CONTENTS


Forward-Looking Statements


PART II

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



                                     PART II

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


                          STATEMENT OF OPERATIONS (1)
                          -----------------------

                                                                          YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------
                                                                   2001                             2000
                                                                   ----                             ----
Revenues.............................................           $        6,344,643              $         2,261,752
Cost of sales and services...........................                    4,045,880                          324,744
Selling and marketing................................                      290,914                          261,715
General and administrative...........................                    5,079,324                        5,848,805
Profit (loss) from operations .......................                   (3,071,475)                      (4,173,512)
Other expense, net ..................................                      832,587                        1,045,336
Extraordinary expense................................                            0                                0
Income taxes paid....................................                        2,400                            2,400
                                                         --------------------------      ---------------------------
Net income (loss)....................................           $       (3,906,462)             $        (5,221,248)
                                                         ==========================      ===========================
Net loss per Common Share:

     Basic:..........................................           $            (0.20)             $             (0.33)
     Diluted:........................................           $            (0.15)             $             (0.33)
Weighted average number of Common Shares:
     Basic:..........................................                   19,509,000                       15,694,780
     Diluted:........................................                   26,326,000                       15,694,780

                         CONSOLIDATED BALANCE SHEET (2)
                         --------------------------

                                                                           YEARS ENDED DECEMBER 31,
                                                          -----------------------------------------------------------
                                                                    2001                             2000
                                                                    ----                             ----
Cash.................................................           $           78,229              $            31,954
Accounts receivable, net.............................                      255,873                          200,624
Other current assets.................................                       20,173                           45,022
Fixed assets, net 3..................................                      401,685                          719,167
Other assets.........................................                    6,581,025                          413,796
                                                          --------------------------       --------------------------
  Total assets.......................................                     7,336,985                        1,410,563
                                                          ==========================       ==========================

Total current liabilities............................                    4,632,601                        3,552,489
Long term liabilities................................                            0                          283,990
                                                          --------------------------       --------------------------
  Total liabilities                                                      4,632,601                        3,836,479
                                                          --------------------------       --------------------------

Common stock.........................................                       23,375                           16,558
Preferred stock......................................                        1,056                                0
Additional paid in capital...........................                   14,418,900                        5,390,011
Retained earnings (deficit)..........................                  (11,738,947)                      (7,832,485)
                                                          --------------------------       --------------------------
  Total shareholders' equity (deficit)...............                    2,704,384                       (2,425,916)
                                                          ==========================       ==========================
  Total liabilities and stockholders' equity.........           $        7,336,985              $         1,410,563
                                                          ==========================       ==========================

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

     B...OVERVIEW

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

     We have incurred losses since the inception of our operations. At December 31, 2001, we had an accumulated deficit of $(11,738,947). In the past, we have relied substantially on private placement offerings of debt and equity to offset our losses and to fund our ongoing operations, research and development programs and business activities. However, as of December 14, 2001, we have entered into a series of agreements with Net Integrated Systems, Ltd. ("NIS"), in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit. In the opinion of management, this Line of Credit should be sufficient to sustain Accesspoint's operations and activities for the foreseeable future.

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

     General and administrative expenses for the year ended December 31, 2001 decreased to $5,079,324 from $5,848,805 for the year ended December 31, 2000. The decrease of $769,481, or 13.16% resulted primarily from a decrease of Salaries and Wages and related employee costs and a decrease in professional costs and other efficiencies.

     Interest expense, net, for the year ended December 31, 2001 was $145,059, as compared to $144,619 for the year ended December 31, 2000. The increase of $440, or 0.30% in interest expense resulted primarily from the Company's static cost of debt.

     Other (Income) Expense, net of Interest expense was $670,423 for the year ended December 31, 2001 compared to $899,603, which represented a decrease of $229,180 or 25.48%. This decrease includes primarily the reduction of bad debt expense and penalties and includes an extraordinary expense for the year ended December 31, 2001 of $99,500, as compared to $0 for the year ended December 31, 2000. This increase of $99,500 was a direct result of payment of a settlement amount under a PSI lawsuit in 2001. PSI vigorously contested the action and concluded that it was in the best interests of PSI to resolve the matter without incurring further attorney's fees. The expense was a one-time charge.

     Net losses for the years ended December 31, 2001 and December 31, 2000 were $(3,906,462) and $(5,221,248), respectively. The decrease in loss of $1,314,786 or 25.18% was primarily related to increased revenues and a reduction of development related activities.

     D.  Liquidity and Capital Resources

     Cash and cash equivalents at December 31, 2001 were $78,229, compared to $31,954 at December 31, 2000, an increase of $46,275, which represented a growth of 144.82%.

     Net Cash used in operations decreased from $3,405,357 for the year ended December 31, 2000 to $2,110,447 for the year ended December 31, 2001, or a resulted efficiency in cash of $1,294,910 or 38.03%. This efficiency was primarily accomplished by increased effectiveness in operations.

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

As discussed in Note S to the financial statements, the Company's 2001 deferred financing costs should have been $6,326,381. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.




April 4, 2002, except for Note S, as to which the date is July 10, 2002. Los Angeles, California


                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                                                    2001                   2000
                                                                            ---------------------- ---------------------
Current Assets
         Cash and cash equivalents                                                        $78,229               $31,954
         Accounts receivable, net                                                         255,873               200,624
         Inventory                                                                          6,366                 1,911
         Other receivables                                                                      0                16,682
         Prepaid expenses                                                                  13,807                26,429
                                                                            ---------------------- ---------------------

                 Total Current Assets                                                     354,275               277,600
                                                                            ---------------------- ---------------------

Fixed Assets
         Furniture and equipment (net)                                                    401,685               719,167
                                                                            ---------------------- ---------------------

                Total Fixed
         Assets                                                                           401,685               719,167
                                                                            ---------------------- ---------------------

Other Assets
         Deferred financing costs (net)                                                 6,288,967                     0
         Deposits                                                                         292,058               413,796
                                                                            ---------------------- ---------------------

                 Total Other Assets                                                     6,581,025               413,796
                                                                            ---------------------- ---------------------

         Total Assets                                                                  $7,336,985            $1,410,563
                                                                            ====================== =====================


                                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    2001                   2000
                                                                            ---------------------- ---------------------
Current Liabilities
         Accounts payable and accrued expenses                                         $1,467,688            $1,420,337
         Accrued payroll taxes and penalties                                            1,091,080               704,971
         Accrued loss contingencies                                                       338,233                     0
         Deferred compensation                                                            221,477               223,977
         Customer deposits                                                                 99,465                     0
         Current portion, capitalized
         leases                                                                           303,158               210,704



         Current portion, notes payable                                                 1,111,500               992,500
                                                                            ---------------------- ---------------------

         Total Current Liabilities                                                      4,632,601             3,552,489

Capital Lease obligations, net of current portion                                               0               283,990
Notes payable, net of current portion                                                           0                     0
                                                                            ---------------------- ---------------------

         Total Liabilities                                                              4,632,601             3,836,479
                                                                            ---------------------- ---------------------

Stockholders' Equity

         Common stock, $.001 par value, 25,000,000
              shares authorized, 23,375,208 and 16,557,560
              issued and outstanding, respectively                                         23,375                16,558
         Preferred Stock, no par value, 5,000,000 shares
              authorized, 1,055,600  and  0 issued
              and outstanding, respectively                                                 1,056                     0
         Additional paid in capital                                                    14,418,900             5,390,011
         Retained deficit                                                            (11,738,947)           (7,832,485)
                                                                            ---------------------- ---------------------

         Total Stockholders' Equity                                                     2,704,384           (2,425,916)
                                                                            ---------------------- ---------------------

         Total Liabilities and Stockholders' Equity                                    $7,336,985            $1,410,563
                                                                            ====================== =====================



                             ACCESSPOINT CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                     2001                          2000
                                                           --------------------------   ----------------------------

Sales, net                                                                $6,344,643                     $2,261,752

Cost of sales                                                              4,045,880                        324,744
                                                           --------------------------   ----------------------------

         Gross profit                                                      2,298,763                      1,937,008

Selling expenses                                                             290,914                        261,715

General and administrative expenses                                        5,079,324                      5,848,805
                                                           --------------------------   ----------------------------

         Income (loss) from operations                                    (3,071,475)                    (4,173,512)
                                                           --------------------------   ----------------------------

Other (Income) Expense
         Interest income                                                     (17,105)                        (1,114)
         Forgiveness of debt                                                 (44,006)                             0
         Other miscellaneous                                                  (3,165)                             0
         Penalties                                                            90,137                        360,694
         Bad debt expense                                                    291,846                        540,023
         Loss on disposal of assets                                           45,216                              0
         Loss contingencies and legal settlements                            307,500                              0
         Interest expense                                                    162,164                        145,733
                                                           --------------------------   ----------------------------

         Total Other (Income) Expense                                        832,587                      1,045,336
                                                           --------------------------   ----------------------------

         Income (loss) before income taxes                                (3,904,062)                    (5,218,848)

Provision for income taxes                                                     2,400                          2,400
                                                           --------------------------   ----------------------------

         Net income (loss)                                               ($3,906,462)                   ($5,221,248)
                                                           ==========================   ============================


         Net loss per share (basic and diluted)
              Basic                                                           ($0.20)                        ($0.33)


              Diluted                                                         ($0.15)                        ($0.24)

         Weighted average number of shares
              Basic                                                       19,509,000                     15,695,000
              Diluted                                                     26,326,000                     21,709,000



                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                             2001                       2000
                                                                  ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income (loss)                                                    ($3,906,462)               ($5,221,248)

Adjustments to reconcile net loss to net cash
used in operating activities:
            Amortization                                                              37,414                        299
            Depreciation                                                             326,872                    287,317
            Loss on disposal of assets                                                45,216                          0
            Common stock issued for services                                         426,518                     24,000
            Decrease (Increase) in receivables                                      (55,249)                    360,221
            Decrease (Increase) in inventory                                         (4,455)                     12,096
            Decrease (Increase) in other receivables                                  16,682                   (15,951)
            Decrease (Increase) in prepaid expenses                                   12,622                    (7,850)
            Decrease (Increase) in deposits                                          121,738                  (383,940)
            (Decrease) Increase in accounts payable
                 and accrued expenses                                                 47,351                    774,325
            (Decrease) Increase in accrued payroll taxes                             386,109                    704,971
            (Decrease) Increase in accrued loss contingencies                        338,233
            (Decrease) Increase in deferred compensation                             (2,500)                     68,257
            (Decrease) Increase in customer deposits                                  99,465                          0
            (Decrease) Increase in deferred revenue                                        0                    (7,854)
                                                                  ------------------------------------------------------

            Total Adjustments                                                      1,796,015                  1,815,891
                                                                  ------------------------------------------------------

            Net cash used in operations                                          (2,110,447)                (3,405,357)
                                                                  ------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
            Purchase of intangibles                                                        0                      2,182
            Purchase of furniture and equipment                                     (54,606)                  (220,507)
                                                                  ------------------------------------------------------

            Net cash used in investing activities                                   (54,606)                  (218,325)
                                                                  ------------------------------------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
            Issuance of notes payable                                                119,000                  1,434,000
            Payments on capital leases                                             (191,536)                  (243,685)
            Payments on notes payable                                                      0                  (641,500)
            Sale of stock                                                          2,283,864                  3,052,472
                                                                  ------------------------------------------------------

            Net cash provided by financing activities                              2,211,328                  3,601,287
                                                                  ------------------------------------------------------

            Net change in cash and cash equivalents                                   46,275                   (22,395)
                                                                  ------------------------------------------------------

            Cash and cash equivalents at beginning of year                            31,954                     54,348
                                                                  ------------------------------------------------------

            Cash and cash equivalents at end of year                                 $78,229                    $31,953
                                                                  ======================================================



                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SUPPLEMENTAL INFORMATION
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                         2001                        2000
                                                             ----------------------------- --------------------------


  Supplemental cash flows disclosures:

       Income tax payments                                                         $2,400                     $1,600
                                                             ----------------------------- --------------------------

       Interest payments                                                         $100,338                    $92,688
                                                             ----------------------------- --------------------------

       Non cash investing and financing
           Addition of equipment on capital leases                                     $0                   $333,717
                                                             ----------------------------- --------------------------

       Common stock issued for services                                          $426,518                    $24,000
                                                             ----------------------------- --------------------------

       Common stock transfer (see note S)                                      $6,326,381                         $0
                                                             ----------------------------- --------------------------



                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                  2001                            2000
                                                       ----------------------------    ---------------------------

Retained (deficits)
             Balance at beginning of year                              ($7,832,485)                   ($2,611,238)
             Net income (loss)                                          (3,906,462)                    (5,221,248)
                                                       ----------------------------    ---------------------------

             Balance at end of year                                    (11,738,947)                    (7,832,485)
                                                       ----------------------------    ---------------------------

Common stock, par value $.001 (thousands of shares)
             Balance at beginning of year                                   16,558                         14,832
             Common stock issued                                             6,817                          1,726
                                                       ----------------------------    ---------------------------

             Balance at end of year                                         23,375                         16,558
                                                       ----------------------------    ---------------------------

Preferred stock, no par value (thousands of shares)
             Balance at beginning of year                                        0                              0
             Issuance of preferred stock                                     1,056                              0
                                                       ----------------------------    ---------------------------

             Balance at end of year                                          1,056                              0
                                                       ----------------------------    ---------------------------

Additional paid in capital
             Balance at beginning of year                                5,390,011                      2,315,265
             Issuance of common stock                                    2,702,508                      3,074,746
             Transfer of common stock (see note S)                       6,326,381                              0
                                                       ----------------------------    ---------------------------

             Balance at end of year                                     14,418,900                      5,390,011
                                                       ----------------------------    ---------------------------

Total stockholders' equity at end of year                             ($2,704,384)                   ($2,425,916)
                                                       ============================    ===========================


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

         The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                    2001                  2000
                                                    ----                  ----
         Sales
                  Accesspoint               $  1,172,963            $   695,736
                  PSI                          4,934,541              1,217,158
                  Black Sun Graphics             247,556                590,463
                  Eliminations                  (141,217)              (241,605)
                                            --------------          ------------
                  Combined                  $  6,344,643            $ 2,261,752
                                            --------------          ------------

         Net Income (loss)
                  Accesspoint               $ (2,747,971)           $(4,029,561)
                  PSI                         (1,031,316)            (1,350,608)
                  Black Sun Graphics             (89,761)               158,921
                                            --------------          ------------
                  Combined                  $ (3,869,048)           $(5,221,248)
                                            --------------          ------------


NOTE D - CASH

         The Company maintains its cash balances at various banks in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2001 and 2000, there were no uninsured balances held at these banks.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE E - FIXED ASSETS

         Fixed assets consist of the following:

                                                      2001                2000
                                                      ----                ----
             Furniture and fixtures               $   71,364        $    71,364
             Office equipment                        244,623            243,634
             Computer hardware and software        1,022,195            968,578
             Leasehold improvements                        0             67,236
                                                  -----------       ------------
                                                   1,338,181          1,350,812
             Accumulated depreciation               (936,497)          (631,645)
                                                  -----------       ------------
             Total                                $  401,685        $   719,167


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


NOTE F- COMMITTMENTS

         CAPITAL LEASES - The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as fixed assets, see Note E regarding related amounts. Future minimum payments under capital leases as of December 31, 2001, are as follows:


                           2002                      $  217,773
                           2003                          73,791
                           2004                          11,594
                                                     ------------
                                                      $ 303,158
                                                     ------------

           Total minimum lease payments                             $  338,856
           Less amount representing interest                           (35,698)
                                                                  ------------
           Present value of minimum lease payments                     303,158
           Less current maturities of capital lease obligations       (303,158)
                                                                  ------------
           Long-term capital lease obligations                    $          0
                                                                  ------------

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


                  2002                      $   211,500
                  2003                           56,800
                  2004                           21,600
                                            -------------
                                            $   289,900
                                            -------------

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

                                                     Weighted Average         Weighted Average
         Exercise Price Range           Amount       Contractual Life           Exercise Price
         --------------------           ------       ----------------           --------------
         $0.01 - $0.34                  100,000       33 months                  $0.34
         $0.71 - $0.81                  312,223       58 months                  $0.78
         $5.25 - $6.00                    90,000      35 months                  $5.96
         $7.00 - $7.50               1,270,000         9 months                  $7.50

         Reconciliation of stock warrants from December 31, 2000 to December 31, 2001 is as follows:

                  Balance at December 31, 2000                1,735,000
                  Warrants exercised                           (275,000)
                  Warrants issued                               312,223
                                                              ----------
                  Balance at December 31, 2001                1,772,223
                                                              ---------


         At December 31, 2001, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants           1,772,223
                  Exercise of employee stock options          3,486,000
                                                              ---------
                                                              5,258,223
                                                              ---------

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE H - EARNINGS PER SHARE

         Basic net earnings per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2001 and 2000 are as follows:


                                                                  2001              2000
                                                                  ----              ----
         Net earnings (loss) from operations                  $(3,869,048)      $(5,221,248)
                                                              -----------       -----------

         Basic weighted average shares                         19,509,000        15,695,000
         Effect of dilutive securities:
            Common stock options                                3,629,000         3,842,000
            Common stock warrants                               1,772,000         1,735,000
            Convertible debt                                      360,000           437,000
            Convertible preferred stock                         1,056,000                 0
                                                              -----------       -----------
         Dilutive potential common shares                      26,326,000        21,709,000
                                                              -----------        ----------

         Net earnings (loss) per share from continuing operations:
            Basic                                                  ($0.20)           ($0.33)
            Diluted                                                ($0.15)           ($0.24)


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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE I - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS (CONTINUED)


                                                               Number of       Weighted Average
                                                                 Shares         Exercise Price
                                                              ------------    ------------------
         Outstanding at December 31, 1999                       5,608,000       $       1.20
         Granted                                                  118,000       $       3.16
         Exercised                                                 (9,000)      $        .43
         Canceled                                              (1,875,000)      $       3.00
                                                                ----------       ------------
         Outstanding December 31, 2000                          3,842,000       $        .81
         Granted                                                  264,000       $        .72
         Exercised                                                 (1,000)      $        .43
         Cancelled                                               (476,000)      $       2.50
                                                               -----------       ------------
         Outstanding at December 31, 2001                       3,629,000       $        .59
                                                               ----------        ------------

         Options exercisable at December 31, 2000               3,384,000       $        .47
                                                              -----------       -------------
         Options exercisable at December 31, 2001               3,486,000       $        .55
                                                              -----------       -------------

         The following table summarizes information about stock options outstanding and exercisable at December 31, 2001:

                                Weighted Average
                                      Number               Remaining Years            Weighted
         Range of                   Outstanding             of Contractual             Average
         Exercise Prices            (Thousands)                 Life                Exercise Price
         ---------------            -----------               ------------          --------------
         $0.32-0.37                  3,056,000                2.2 years                 $   0.35
         $0.43-0.88                    315,000                2.1 years                 $   0.35
         $1.050-2.50                    91,000                3.8 years                 $   1.48
         $3.12-5.56                    167,000                2.9 years                 $   4.62
                                    -----------               ---------                 --------
                                     3,629,000                2.3 years                 $   0.57
                                    ----------                ---------                 --------


         Stock Options Exercisable at December 31, 2001:

         Range of                   Number of                 Weighted
         Exercise                   Shares                    Average
         Prices                     Exercisable               Exercise Price
         ---------                  -----------               --------------
         $0.32-0.37                  3,056,000                 $    .35
         $0.43-0.88                    291,000                 $    .35
         $3.12-5.56                    139,000                 $   4.20
                                    ----------                 --------
                                     3,486,000                 $    .50
                                    ----------                 --------

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDALTED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


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
         Expected life of options                    36 months         31 months

         The Black-Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and the Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE J - DEBT

         At December 31, 2001 and 2000, the Company had notes payable outstanding in the aggregate amount of $1,414,658 and $1,487,194, respectively. Payable as follows:

                                                                            2001            2000
                                                                       -----------       ---------

         Note payable to a trust of a related party,
         interest at 12% per annum, due on demand                      $ 100,000        $ 100,000

         Notes payable to a partnership, 10% per annum,
         due December 6, 2002, to a related party                        160,000          160,000

         Note payable to a corporation, interest at 5%
         per annum, due on demand                                        167,500          167,500

         Note payable to an individual, interest at
         5% per annum, due on demand                                     115,000          115,000

         Various notes payable to a related party,
         interest rates from 8% to 10% per annum,
         due in 2002                                                     119,000                0

         Note payable to a corporation, interest at 8% per annum,
         due October 16, 2001, convertible at the option of the
         holder into common stock equal to the face value of the
         note, currently in default, secured by $250,000 deposit of
         the Company's                                                   450,000          450,000

         Capitalized lease obligations, interest at
         varying rates, payments through May 2004                        303,158          494,694
                                                                       ---------        ----------

                                                                       1,414,658        1,487,194

                   Current portion                                     1,414,658        1,203,204
                                                                       ---------        ---------

                   Long-term portion                                   $       0        $ 283,990
                                                                       ---------        ---------

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


NOTE P - NET INTEGRATED SYSTEMS LTD.

         On December 20, 2001 the Company entered into several agreements with Net Integrated Systems Ltd. (NIS) in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit.

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


NOTE P - NET INTEGRATED SYSTEMS LTD. (CONTINUED)

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

         The Company has always recorded its liability in full to the IRS, including penalties and interest, on its Balance Sheet. At December 31, 2001 the approximate amounts owed by each Company is as follows:

                  Accesspoint                        $   328,000
                  PSI                                    674,000
                  BSG                                     38,000
                                                     ------------
                                                     $ 1,040,000
                                                     ------------

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2001 AND 2000


NOTE S - DEFERRED FINANCING COSTS

         In accordance with APB 21 and SAB 79 the Company has recorded a deferred financing cost asset of $6,326,381. This amount is based on the number of shares that three shareholders directly transferred to Net Integrated Systems Ltd. (NIS) as an inducement for NIS to enter into the Revolving Line of Credit Agreement (see note P).

         This amount is calculated by multiplying the 4,486,795 shares transferred by $1.41 per share. The share price represents the closing market value of the Company's stock on December 20, 2001 reduced by a ten percent (10%) discount due to the Rule 144 stock restrictions on these shares.

         The entry to record this transaction is to debit the deferred financing cost asset and to credit additional paid in capital. The Company will amortize the deferred financing cost over the life of the line of credit, which is five years. For the year ended December 31, 2001 the Company recorded amortization expense of $37,414.


NOTE T - SUBSEQUENT EVENTS

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


NOTE T - SUBSEQUENT EVENTS (CONTINUED)

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


NOTE U - GOING CONCERN

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


NOTE U - GOING CONCERN (CONTINUED)

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 18th day of July, 2002.


Dated:  July 18, 2002                              ACCESSPOINT ORPORATION


                                                   By:  /s/ Marcia Allen
                                                   ----------------------------
                                                   Marcia Allen,
                                                   President and Director


                                                   By:  /s/ Christine Crocker
                                                   ----------------------------
                                                   Christine Crocker,
                                                   Secretary and Director


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                          Title                Date
----------------------            ----------------------     -------------------

/s/ Marcia Allen                  President & Director       July 18, 2002
----------------------
Marcia Allen


/s/ Christine Crocker             Secretary & Director       July 18, 2002
----------------------
Christine Crocker