Form 10QSB/A
period 2002-03-31
ACCESSPOINT CORP /NV/
filed 2002-07-23
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A

                                 AMENDMENT NO. 1

                                       TO

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


                        COMMISSION FILE NUMBER: 000-29217


                             ACCESSPOINT CORPORATION
                 ______________________________________________
                 (Name of Small Business Issuer in its Charter)


             Nevada                                               95-4721385
________________________________________________________________________________
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


            21031 Ventura Boulevard, Suite 200
                Woodland Hills, California                      91364
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



                                EXPLANATORY NOTE


This Quarterly Report on Form 10-QSB/A ("Form 10-QSB/A") is being filed as Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002 ("Form 10-QSB") for the purpose of amending Items 1 and 2 of Part I of Registrant's Form 10-QSB. We have no further changes to the previously filed Form 10-QSB. All information in this Form 10-QSB/A is as of March 31, 2002, and does not reflect, unless otherwise noted, any subsequent information or events other than the changes mentioned above.




                             ACCESSPOINT CORPORATION
                      AMENDED FORM 10-QSB QUARTERLY REPORT
                 AS OF AND FOR THE QUARTER ENDED MARCH 31, 2002
                                TABLE OF CONTENTS


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

As discussed in Note I to the financial statements, the Company's Notes Payable previously reported as $1,110,250 should have been $1,410,250. As discussed in Note K to the financial statements, the Company's Deferred Financing Costs should have been reported as $6,326,381 and related amortization of $316,319. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect these corrections.



May 16, 2002, except for Notes I and K, as to which the date is July 12, 2002. Los Angeles, California



                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                     ASSETS
                                     ______

                                                                     March 31,         December, 31
                                                                       2002                2001
                                                                    ____________       ____________

Current Assets
           Cash and cash equivalents                                $    194,467       $     78,229
           Accounts receivable, net                                      384,768            255,873
           Inventory                                                       8,404              6,366
           Other receivables                                                   0                  0
           Prepaid expenses                                               13,034             13,807
                                                                    ____________       ____________

                   Total Current Assets                                  600,673            354,275
                                                                    ____________       ____________

Fixed Assets
           Furniture and equipment (net)                                 332,994            401,685
                                                                    ____________       ____________

                  Total Fixed Assets                                     332,994            401,685
                                                                    ____________       ____________

Other Assets
           Deferred financing costs (net)                              5,972,648                  0
           Goodwill                                                      500,000                  0
           Deposits                                                      291,597            292,058
                                                                    ____________       ____________

                   Total Other Assets                                  6,764,245            292,058
                                                                    ____________       ____________

           Total Assets                                             $  7,697,912       $  1,048,018
                                                                    ============       ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ____________________________________

                                                                     March 31,         December, 31
                                                                       2002                2001
                                                                    ____________       ____________
Current Liabilities
           Accounts payable and accrued expenses                    $  1,649,014       $  1,467,688
           Accrued payroll taxes and penalties                           959,434          1,091,080
           Accrued loss contingencies                                    373,233            338,233
           Deferred compensation                                               0            221,477
           Customer deposits                                              99,465             99,465
           Line of credit                                                703,252                  0





           Current portion, capitalized leases                           289,941            303,158
           Current portion, notes payable                              1,410,250          1,111,500
                                                                    ____________       ____________

           Total Current Liabilities                                   5,484,589          4,632,601

Capital Lease obligations, net of current portion                              0                  0
Notes payable, net of current portion                                          0                  0
                                                                    ____________       ____________

           Total Liabilities                                           5,484,589          4,632,601
                                                                    ____________       ____________

Stockholders' Equity

           Common stock, $.001 par value, 25,000,000
                shares authorized, 23,533,271 and 23,375,208
                issued and outstanding, respectively                      23,533             23,375
           Preferred Stock, no par value, 5,000,000 shares
                authorized,  and 1,055,600 shares issued
                and outstanding                                            1,056              1,056
           Additional paid in capital                                 14,475,251          8,092,519
           Retained deficit                                          (12,286,517)       (11,701,533)
                                                                    ____________       ____________

           Total Stockholders' Equity                                  2,213,323         (3,584,583)
                                                                    ____________       ____________

           Total Liabilities and Stockholders' Equity               $  7,697,912       $  1,048,018
                                                                    ============       ============


        The accompanying notes are an integral part of these consolidated financial statements




                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                           Three Months Ended
                                                                     March 31,          March 31,
                                                                       2002               2001
                                                                    ____________       ____________

Sales, net                                                          $  2,981,487       $    899,188

Cost of sales                                                          2,218,823            253,169
                                                                    ____________       ____________

           Gross profit                                                  762,664            646,019

Selling expenses                                                           1,000             50,150

General and administrative expenses                                    1,016,869          1,626,518
                                                                    ____________       ____________

           Income (loss) from operations                                (255,205)        (1,030,649)
                                                                    ____________       ____________

Other (Income) Expense
           Interest income                                               (3,964)                (16)
           Penalties                                                         295             71,976
           Bad debt expense                                              143,357             23,612
           Amortization financing costs                                  316,319                  0
           Interest expense                                               55,434             55,222
                                                                    ____________       ____________

           Total Other (Income) Expense                                  511,441            150,794
                                                                    ____________       ____________

           Income (loss)  before income taxes
                and extraordinary items                                 (766,646)        (1,181,443)

Extraordinary items
           Gain on forgiveness of deferred compensation                  221,477                  0
                                                                    ____________       ____________

           Total extraordinary income                                    221,477                  0
                                                                    ____________       ____________

           Income (loss) before income taxes                            (545,169)        (1,181,443)
                                                                    ____________       ____________

Provision for income taxes                                                 2,400              4,500
                                                                    ____________       ____________

           Net income (loss)                                        $   (547,569)      $ (1,185,943)
                                                                    ============       ============







           Net loss per share (basic and diluted)
                Basic                                               $      (0.02)      $      (0.07)
                Diluted                                             $      (0.02)      $      (0.06)

           Weighted average number of shares
                Basic                                                 23,454,240         17,149,449
                Diluted                                               30,271,240         20,778,449


              The accompanying notes are an integral part of these consolidated financial statements





                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Three Months Ended
                                                                     March 31,          March 31,
                                                                       2002               2001
                                                                    ____________       ____________

CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income (loss)                                        $   (547,569)      $ (1,185,943)

Adjustments to reconcile net loss to net cash
used in operating activities:
           Amortization                                                  316,319                  0
           Depreciation                                                   83,785             80,981
           Gain on forgiveness of deferred compensation                 (221,477)                 0
           Decrease (Increase) in receivables                           (128,895)           (54,496)
           Decrease (Increase) in inventory                               (2,038)             1,271
           Decrease (Increase) in other receivables                            0              2,196
           Decrease (Increase) in prepaid expenses                           773             (6,365)
           Decrease (Increase) in deposits                                   461             47,121
           (Decrease) Increase in accounts payable
                and accrued expenses                                     181,326             91,520
           (Decrease) Increase in accrued payroll taxes                 (131,646)           135,221
           (Decrease) Increase in accrued loss contingencies              35,000                  0
           (Decrease) Increase in deferred compensation                        0             (2,500)
                                                                    ____________       ____________

           Total Adjustments                                             133,608            294,949
                                                                    ____________       ____________

           Net cash used in operations                                  (413,961)          (890,994)
                                                                    ____________       ____________

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of furniture and equipment                           (15,095)           (35,392)
                                                                    ____________       ____________

           Net cash used in investing activities                         (15,095)           (35,392)
                                                                    ____________       ____________

CASH FLOWS FROM FINANCING ACTIVITIES
           Issuance of notes payable                                     703,252                  0
           Payments on notes payable                                    (201,250)                 0
           Payments on capital leases                                    (13,217)           (48,954)
           Sale of stock                                                  56,509          1,072,155
                                                                    ____________       ____________

           Net cash provided by financing activities                     545,294          1,023,201
                                                                    ____________       ____________






           Net change in cash and cash equivalents                       116,238             96,815
                                                                    ____________       ____________

           Cash and cash equivalents at beginning of year                 78,229             31,954
                                                                    ____________       ____________

           Cash and cash equivalents at end of year                 $    194,467       $    128,769
                                                                    ============       ============

           Supplemental cash flows disclosures:
                Income tax payments                                 $      2,400       $          0
                                                                    ____________       ____________

                Interest payments                                   $      1,022       $     28,661
                                                                    ____________       ____________

                Note issued on portfolio purchase                   $    500,000       $          0
                                                                    ____________       ____________


             The accompanying notes are an integral part of these consolidated financial statements





                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                     March 31,         December 31,
                                                                       2002                2001
                                                                    ____________       ____________

Retained (deficits)
           Balance at beginning of period                           $(11,738,947)      $ (7,832,485)
           Net income (loss)                                            (547,569)        (3,906,462)
                                                                    ____________       ____________

           Balance at end of period                                  (12,286,517)       (11,738,947)
                                                                    ____________       ____________

Common stock, par value $.001 (thousands of shares)
           Balance at beginning of period                                 23,375             16,558
           Common stock issued                                               158              6,817
                                                                    ____________       ____________

           Balance at end of period                                       23,533             23,375
                                                                    ____________       ____________

Preferred stock, no par value  (thousands of shares)
           Balance at beginning of period                                  1,056                  0
           Preferred stock issued                                              0              1,056
                                                                    ____________       ____________

           Balance at end of period                                        1,056              1,056
                                                                    ____________       ____________

Additional paid in capital
           Balance at beginning of period                             14,418,900          5,390,011
           Sale of common stock                                           56,350          2,702,508
           Transfer of common stock                                            0          6,326,381
                                                                    ____________       ____________

           Balance at end of period                                   14,475,251         14,418,900
                                                                    ____________       ____________

Total stockholders' equity at end of period                         $  2,213,323       $  2,704,384
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

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of J.S.J. Capital III, Inc., Accesspoint Corporation, and its wholly-owned subsidiaries Processing Source International, Inc. (PSI) and Black Sun Graphics, Inc. (BSG), collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

         IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL
         The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

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

         At March 31, 2002, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants           1,772,223
                  Exercise of employee stock options          3,486,000
                                                              _________
                                                              5,258,223
                                                              _________

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


NOTE D - EARNINGS PER SHARE

         Basic net earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share as of March 31, 2002 and 2001 are as follows:

                                                   March 31,         March 31,
                                                     2002              2001
                                                  ___________       ___________

         Net earnings (loss) from operations      $  (547,569)      $(1,185,943)
                                                  ___________       ___________

         Basic weighted average shares             23,454,240        17,149,449
         Effect of dilutive securities:
            Common stock options                    3,629,000         3,629,000
            Common stock warrants                   1,772,000                 0
            Convertible debt                          360,000                 0
            Convertible preferred stock             1,056,000                 0
                                                  ___________       ___________
         Dilutive potential common shares          30,271,240        20,778,449
                                                  ___________       ___________

         Net earnings (loss) per share from
            continuing operations:
            Basic                                 $     (0.02)      $     (0.07)
            Diluted                               $     (0.02)      $     (0.06)

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE E - LINE OF CREDIT

         During the three months ended March 31, 2002 the Company borrowed $703,252 against a $5,000,000 line-of-credit that was established in December 2001 with Net Integrated Systems Ltd. The agreement calls for minimum monthly payments of interest only at the rate of six percent (6%) per annum.


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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE F - LITIGATION AND CONTINGENCIES (CONTINUED)

         URCUYO - In January 2002, Alfred Urcuyo resigned as President of PSI, effective immediately. Mr. Urcuyo gave up his employment contract and released the Company from paying any amounts owed to him for unreimbursed expenses. Mr. Urcuyo signed a Mutual Release.

         MULDER - In 2002, a former employee of the Company filed a claim for payment of credit card debt he incurred on behalf of the Company to pay expenses and various loans he states were made to the Company. These items amount to approximately $65,000. The Company is currently in negotiations with Mr. Mulder but has accrued as a liability on its Balance Sheet at March 31, 2002 the full amount of $65,000.

         PARISH - In 2002, a former Consultant of the Company filed a claim stating that he is owed 33,336 shares of common stock and 20,000 options to purchase shares of common stock at $5 per share, for services rendered under a contract with the Company. The Company does not believe that this claim is valid under the contract terms and intends to defend itself in this matter. No amounts have been accrued.

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


NOTE G - PAYROLL TAXES

         The Company is currently in negotiations with the United States Department of the Treasury, Internal Revenue Service (IRS) in regards to unpaid employment taxes. The IRS has made a formal demand of amounts due and unpaid, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company entered into installment agreements with the IRS and made payments as required. The Company has hired independent accountants to assist them in this matter and have filed a request for an "Offer and Compromise" of all amounts owed by the Company. The IRS has recorded the request and halted all payment requirements under the installment agreements and any other collection activity until it has had time to review the matter. The Company has requested that the IRS look at Accesspoint Corporation and its Subsidiaries as one unit for terms of the Offer and Compromise. As of the date of this report, the IRS has responded to the Company and is reviewing its offer and request to be treated as one unit.

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


NOTE H - EXTRAORDINARY INCOME

         In February 2002, Tom Djokovich, former President of the Company, signed a release as part of his termination of employment (see Note F), relieving the Company from paying his deferred compensation. This amount totaled $221,477. The Company reduced the liability recorded on its books and recorded extraordinary income for the total amount.


NOTE I - MERCHANT PORTFOLIO PURCHASE AGREEMENT

         On February 25, 2002, the Company purchased a portfolio of residual compensation identified as a merchant base held by Chase Merchant Services from another corporation. The purchase price was $500,000, payable in installments starting February 27, 2002 and ending November 25, 2002.


NOTE J - SUBSEQUENT EVENTS

         MERCHANTWAREHOUSE.COM - In April 2002, a former agent of the Company filed suit against the Company. The firm is claiming improper termination of agency agreement and has requested $1,000,000. The Company has not had time to respond to the demand, however, it does not believe that the allegations have any merit. The claim asks for binding arbitration. It is not possible at this time to determine the outcome of the case or the possible loss. No amounts have been accrued in this matter.


NOTE K - DEFERRED FINANCING COSTS

         In accordance with APB 21 and SAB 79, the Company has recorded a deferred financing cost asset of $6,326,381. This amount is based on the number of shares that three shareholders directly transferred to Net Integrated Systems Ltd. (NIS) as an inducement for NIS to enter into the Revolving Line of Credit Agreement.

         This amount is calculated by multiplying the 4,486,795 shares transferred by $1.41 per share. The share price represents the closing market value of the Company's stock on December 20, 2001, reduced by a ten percent (10%) discount due to the Rule 144 stock restrictions on these shares.

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE K - DEFERRED FINANCING COSTS (CONTINUED)

         The entry to record this transaction is to debit the deferred financing cost asset and to credit additional paid in capital. The Company is amortizing the deferred financing cost over the life of the line of credit, which is five years. For the year ended December 31, 2001 the Company recorded amortization expense of $37,414. For the quarter ended March 31, 2002 the Company recorded amortization expense of $316,319.


NOTE L - GOING CONCERN

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


NOTE L - GOING CONCERN (CONTINUED)

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

     A.  OVERVIEW

     Our primary software products consist of Merchant Manager Enterprise, a complete and secure fully-hosted e-commerce solution for small to midsize businesses, which provides an on-line store, catalog and credit card processing abilities; Transaction Manager, an online credit card and ACH processing solution for small to midsize businesses; and Merchant Manager, a hosted e-commerce solution providing a simple-to-learn and simple-to-use set of tools derived from Merchant Manager Enterprise. We provide hosting services in conjunction with our software products.

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

     Cost of sales for the three months ended March 31, 2002 increased to $2,218,823 from $253,169 for the three months ended March 31, 2001. The increase of $1,965,654 or 776.42% resulted primarily from our increase in cost of sales associated with credit card processing, which resulted in an overall increase in sales.

     Selling and marketing expenses for the three months ended March 31, 2002 decreased to $1,000 from $50,150 for the three months ended March 31, 2002. This decrease of $49,150, or 98.01%, resulted primarily from the reduction of overhead costs, including the reduction in trade show expenses, advertising consulting costs, and printing costs for brochure and promotional materials during the development of our processing and underwriting platform.

     General and administrative expenses for the three months ended March 31, 2002 decreased to $1,016,869 from $1,626,518 for the three months ended March 31, 2001. The decrease of $609,649, or 37.48%, resulted primarily from a decrease of Salaries and Wages and related employee costs and a decrease in professional costs and other efficiencies.

     Interest expense, net, for the three months ended March 31, 2002 was $51,470, as compared to $55,206 for the three months ended March 31, 2001. The decrease of $3,736, or 6.77% in interest expense resulted primarily from the Company's static cost of debt.

     Other (Income) Expense, net of Interest expense was $456,007 for the three months ended March 31, 2002, as compared to $95,572 for the three months ended March 31, 2001. This increase of $360,435, or 377.13%, resulted primarily from the increase of bad debt expense and amortization financing costs for the three months ended March 31, 2002 of $142,766, as compared to $23,612 for the three months ended March 31, 2001.

     Net losses for the three months ended March 31, 2002 and March 31, 2001 were $(547,569) and $(1,185,943), respectively. The decrease in loss of $638,374, or 53.83%, was primarily related to increased revenues and a reduction of development-related activities.

     C.  LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2002 were $194,467, compared to $128,769 at March 31, 2001, an increase of $65,698, which represented a growth of 51.02%.

     Net Cash used in operations decreased from $890,994 for the three months ended March 31, 2001 to $413,961 for the three months ended March 31, 2002 or a resulted efficiency in cash of $477,033 or 53.54%. This efficiency was primarily accomplished by increased effectiveness in operations.

     Net Cash used in investing activities decreased from $35,392 as of March 31, 2001 to $15,095 as of March 31, 2002. This decrease of $20,297, or 57.35%, was primarily due to a reduction of purchases in furniture and equipment.

     During the three months ended March 31, 2002, the Company generated net cash of $545,294 from financing activities as compared to $1,023,201 for the three months ended March 31, 2001. The decrease of $477,907, or 46.71%, resulted from a decrease in private placement fundraising activities.

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

     We had, at March 31, 2002, negative working capital. We believe that cash generated from operations will not be sufficient to fund our current and anticipated cash requirements. However, management believes that our Five Million Dollar ($5,000,000) Secured Revolving Line of Credit through Net Integrated Systems Ltd. should be sufficient to sustain Accesspoint's operations and activities for the foreseeable future. As such, we do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. While there can be no assurances that we will continue to have access to such additional financing, on terms acceptable to us and at the times required, or at all, we believe that we will have access to sufficient capital for the foreseeable future.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 22nd day of July, 2002.


Dated:  July 22, 2002                              ACCESSPOINT ORPORATION


                                                   By:  /s/ MARCIA ALLEN
                                                   _____________________________
                                                   Marcia Allen,
                                                   President and Director


                                                   By:  /s/ CHRISTINE CROCKER
                                                   _____________________________
                                                   Christine Crocker,
                                                   Secretary and Director


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


      Signature                          Title                        Date
______________________            ____________________            _____________


/s/ MARCIA ALLEN                  President & Director            July 22, 2002
______________________
Marcia Allen


/s/ CHRISTINE CROCKER             Secretary & Director            July 22, 2002
______________________
Christine Crocker