Form 10QSB/A
period 2002-03-31
ACCESSPOINT CORP /NV/
filed 2002-08-02
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                 AMENDMENT NO. 2

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


                        Commission File Number: 000-29217


                             ACCESSPOINT CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



                     Nevada                                95-4721385
-------------------------------------------------   ----------------------------
(State or Other Jurisdiction of Incorporation or       (I.R.S. Employer
                 Organization)                          Identification No.)


   21031 Ventura Boulevard, Suite 200
       Woodland Hills, California                             91364
-------------------------------------------------   ----------------------------
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



                                EXPLANATORY NOTE


This Quarterly Report on Form 10-QSB/A ("Form 10-QSB/A") is being filed as Amendment No. 2 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 20, 2002 ("Form 10-QSB") for the purpose of amending Part I, Item 1 and Part II, Item 6 of Registrant's Form 10-QSB. Specifically, we have made the following three changes: 1) on the Balance Sheet, the asset (merchant portfolio purchased from Northwest Systems, LLC) previously referred to as "Goodwill" has been renamed "Intangible Asset";
2) on the Notes to Consolidated Financial Statements, Notes I and J have been updated; and 3) as an Exhibit, we have attached the Northwest Systems Merchant Portfolio Purchase Agreement. We have no further changes to the previously filed Form 10-QSB. All information in this Form 10-QSB/A is as of March 31, 2002, and does not reflect, unless otherwise noted, any subsequent information or events other than the changes mentioned above.



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

As discussed in Note I to the financial statements the Company has corrected for various errors discovered on its March 31, 2002 financial statements. As discussed in Note K to the financial statements, the Company's Deferred Financing Costs should have been reported as $6,326,381 with related amortization of $316,319. These discoveries were made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect these corrections. Note J discusses a subsequent event that occurred subsequent to May 16, 2002.


May 16, 2002, except for Notes I and K, as to which the date is July 29, 2002. Los Angeles, California

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2002 AND 2001


NOTE I - CORRECTIONS TO FINANCIAL STATEMENTS

         On February 25, 2002, the Company purchased a portfolio of residual compensation identified as a merchant base held by Chase Merchant Services from another corporation. The purchase price was $500,000, payable in installments starting February 27, 2002 and ending November 25, 2002. This transaction was not originally reported in the Company's financial statements. The merchant base is now recorded as an intangible asset at a cost of $500,000 with a related remaining liability of $300,000 added to the current portion of notes payable. An initial $200,000 down payment was made through an advance on the company's line of credit, which resulted in an equal increase to the amount originally reported for the line of credit. Subsequent to March 31, 2002 this purchase was rescinded (see Note J).

         The Company corrected an amount owed from a customer for clearing costs which resulted in an increase in accounts receivable and an equal decrease in cost of sales of $57,734.

         The Company corrected its residual payment accruals for an error on a vendor account which resulted in a reduction in the accrual and in cost of sales of $48,653.

         The Company corrected its cash balances for checks it voided that resulted in an increase in the cash balance and a decrease to general and administrative expenses of $31,059.

         The Company made additional immaterial corrections to various accounts as of March 31, 2002 that included interest, general and administrative, selling, and bad debt expenses and line of credit, cash, accounts receivable and accounts payable.


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

         PORTFOLIO PURCHASE - In July 2002, the Company rescinded its purchase agreement related to the purchase of a portfolio of residual compensation identified as a merchant base held by Chase Merchant Services from another corporation (see Note I). Accordingly the Company will book a receivable for its initial $200,000 payment under the terms of the agreement and reverse its original entry to record the purchase

                                     PART II
                                OTHER INFORMATION


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


     A.  Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

     Exhibit No.  Description
     ---------------------------
       9.0        **Form of Irrevocable Voting Proxy in favor of Net Integrated
                      Systems, Ltd.
     10.37        **Form of Stock Transfer Letter between shareholder and Net
                      Integrated Systems, Ltd.
     10.38        **Form of Stock Option Agreement between shareholder and Net
                      Integrated Systems, Ltd.
     10.39        **Form of First Amendment to Stock Option Agreement between shareholder and Net Integrated Systems, Ltd.
     10.40        **Form of Stock Pledge Agreement between shareholder and Net
                      Integrated Systems, Ltd.
     10.41        **Management Agreement between Accesspoint Corporation,
                      Processing Source International, Inc. and Net Integrated Systems, Ltd.
     10.42        **Revolving Line of Credit Agreement
     10.43        **Secured Loan Agreement
     10.44 Merchant Portfolio Purchase Agreement between Processing Source International, Inc. and Northwest Systems, LLC
     21.00        *List of Subsidiaries


     * Incorporated by reference from the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001
     ** Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by us on January 14, 2002


     B.  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 31st day of July, 2002.


Dated:  July 31, 2002                         ACCESSPOINT ORPORATION


                                              By:  /s/ Marcia Allen
                                              ----------------------------
                                              Marcia Allen,
                                              President and Director


                                              By:  /s/ Christine Crocker
                                              ----------------------------
                                              Christine Crocker,
                                              Secretary and Director


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


   Signature                          Title                         Date
----------------------        -------------------------     --------------------

/s/ Marcia Allen                President & Director             July 31, 2002
----------------------
Marcia Allen


/s/ Christine Crocker           Secretary & Director             July 31, 2002
----------------------
Christine Crocker