Form 10QSB
period 2002-06-30
ACCESSPOINT CORP /NV/
filed 2002-08-13
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


                                       OR


           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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

                         Common Stock, $0.001 Par Value


The number of the Company's shares of Common Stock outstanding as of June 30, 2002 was 24,163,965.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                             ACCESSPOINT CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
                  AS OF AND FOR THE QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS



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



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

     Our reviewed consolidated financial statements for the periods ended June 30, 2002 and June 30, 2001 are filed herewith.

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

                         INDEPENDENT ACCOUNTANT'S REPORT






To the Board of Directors
Accesspoint Corporation
Los Angeles, California


We have reviewed the  accompanying  consolidated  balance  sheets of Accesspoint
Corporation and its subsidiaries ("the Company") as of June 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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




July 30, 2002
Los Angeles, California



                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                June 30,          December, 31
                                                                  2002                2001
                                                              ___________         ____________

Current Assets

        Cash and cash equivalents                             $   195,975          $   78,229
        Accounts receivable, net                                  373,948             255,873
        Inventory                                                   6,414               6,366
        Other receivables                                          26,250                   0
        Prepaid expenses                                           39,702              13,807
                                                              ___________          __________

                Total Current Assets                              642,289             354,275
                                                              ___________          __________

Fixed Assets
        Furniture and equipment (net)                             376,015             401,685
                                                              ___________          __________

                Total Fixed Assets                                376,015             401,685
                                                              ___________          __________

Other Assets
        Deferred financing costs (net)                          5,656,329           6,288,967
        Intangible asset                                          500,000                   0
        Deposits                                                  291,597             292,058
                                                              ___________          __________

                Total Other Assets                              6,447,926           6,581,025
                                                              ___________          __________

        Total Assets                                          $ 7,466,230          $7,336,985
                                                              ===========          ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                June 30,          December, 31
                                                                  2002                2001
                                                              ___________         ____________
Current Liabilities
        Accounts payable and accrued expenses                 $ 1,594,351          $1,467,688
        Accrued payroll taxes and penalties                     1,038,125           1,091,080
        Accrued loss contingencies                                343,233             338,233
        Deferred compensation                                           0             221,477






        Customer deposits                                          19,465              99,465
        Line of credit                                          1,168,542                   0
        Current portion, capitalized leases                       409,956             303,158
        Current portion, notes payable                          1,212,750           1,111,500
                                                              ___________          __________

        Total Current Liabilities                               5,786,422           4,632,601

Capital Lease obligations, net of current portion                       0                   0
Notes payable, net of current portion                             197,500                   0
                                                              ___________          __________

        Total Liabilities                                       5,983,922           4,632,601
                                                              ___________          __________

Stockholders' Equity

        Common stock, $.001 par value, 25,000,000
             shares authorized, 24,163,965 and 23,375,208
             issued and outstanding, respectively                  24,164              23,375
        Preferred Stock, $.001 par value, 5,000,000 shares
             authorized, 1,055,600  shares issued
             and outstanding, respectively                          1,056               1,056
        Additional paid in capital                             14,554,621          14,418,900
        Retained deficit                                      (13,097,533)        (11,738,947)
                                                              ___________          __________

        Total Stockholders' Equity                              1,482,308           2,704,384
                                                              ___________          __________

        Total Liabilities and Stockholders' Equity            $ 7,466,230          $7,336,985
                                                              ===========          ==========
















              The accompanying notes are an integral part of these consolidated financial statements




                            ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                           _____________________________      ______________________________
                                                            June 30,          June 30,         June 30,           June 30,
                                                              2002              2001             2002               2001
                                                           ___________       ___________      ___________        ___________

Sales, net                                                 $ 3,261,131        $1,001,633       $6,263,494        $ 1,904,911

Cost of sales                                                2,837,491           508,370        5,072,264            765,901
                                                           ___________       ___________      ___________        ___________

  Gross profit                                                 423,640           493,263        1,191,230          1,139,010

Selling expenses                                                 4,522            77,154            4,946            218,212

General and administrative expenses                            877,631         1,274,319        1,922,233          2,809,050
                                                           ___________       ___________      ___________        ___________

  Income (loss) from operations                               (458,513)         (858,210)        (735,949)        (1,888,252)
                                                           ___________       ___________      ___________        ___________

Other (Income) Expense
  Interest income                                              (27,897)           (2,831)         (31,861)            (2,847)
  Gain on sale of asset                                       (101,250)                 0        (101,250)                 0
  Penalties                                                      1,490            36,256            1,785            108,232
  Bad debt expense                                              38,350            13,800          145,922             37,411
  Miscellaneous                                                  4,825                 0            5,416             (3,167)
  Litigation expenses                                           60,000                 0           60,000                  0
  Amortization of deferred financing costs                     316,319                 0          632,638                  0
  Interest expense                                              82,530            54,666          129,064            109,888
                                                           ___________       ___________      ___________        ___________

  Total Other (Income) Expense                                 374,367           101,891          841,714            249,516
                                                           ___________       ___________      ___________        ___________

  Income (loss)  before income taxes
       and extraordinary items                                (832,880)         (960,101)      (1,577,663)        (2,137,768)

  Extraordinary items
       Gain on forgiveness of deferred compensation                  0                 0         (221,477)                 0
                                                           ___________       ___________      ___________        ___________

  Income (loss) before income taxes                           (832,880)         (960,101)      (1,356,186)        (2,137,768)
                                                           ___________       ___________      ___________        ___________






Provision for income taxes                                           0             1,300            2,400              3,200
                                                           ___________       ___________      ___________        ___________

  Net income (loss)                                        $  (832,880)        ($961,401)     $(1,358,586)       $(2,140,968)
                                                           ===========       ===========      ===========        ===========


  Net loss per share (basic and diluted)
       Basic                                               $     (0.03)           ($0.05)     $     (0.06)       $     (0.12)
       Diluted                                             $     (0.03)           ($0.04)     $     (0.05)       $     (0.08)

  Weighted average number of shares
       Basic                                                23,848,618        18,992,955       23,769,587         18,401,042
       Diluted                                              30,164,522        26,377,178       30,154,522         25,594,945






































              The accompanying notes are an integral part of these consolidated financial statements




                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Six Months Ended
                                                                 ______________________________
                                                                   June 30,           June 30,
                                                                    2002                2001
                                                                 ___________        ___________

CASH FLOWS FROM OPERATING ACTIVITIES
         Net Income (loss)                                       $(1,358,586)       $(2,140,968)

Adjustments to reconcile net loss to net cash
     used in operating
activities:
         Amortization                                                632,638                  0
         Depreciation                                                139,998            164,129
         Gain on sale of asset                                      (101,250)                 0
         Decrease (Increase) in receivables                         (118,074)           (73,887)
         Decrease (Increase) in inventory                                (48)            (5,047)
         Decrease (Increase) in other receivables                          0              9,735
         Decrease (Increase) in prepaid expenses                     (25,895)            (5,190)
         Decrease (Increase) in deposits                                 461             47,121
         (Decrease) Increase in accounts payable
              and accrued expenses                                   271,797            315,931
         (Decrease) Increase in accrued payroll taxes                (52,955)           158,739
         (Decrease) Increase in loss contingencies                     5,000                  0
         (Decrease) Increase in deferred compensation               (221,477)            (2,500)
                                                                 ___________        ___________

         Total Adjustments                                           530,195            609,031
                                                                 ___________        ___________

         Net cash used in operations                                (828,391)        (1,531,937)
                                                                 ___________        ___________

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of asset                                                75,000                  0
         Purchase of portfolio                                      (500,000)                 0
         Purchase of fixed assets                                   (114,329)           (53,959)
                                                                 ___________        ___________

         Net cash used in investing activities                      (539,329)           (53,959)
                                                                 ___________        ___________






CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of notes payable                                   500,000             14,000
         Payments on notes payable                                  (201,250)                 0
         Payments on capital leases                                  (38,336)          (100,299)
         Line of credit                                            1,168,542                  0
         Sale of stock                                                56,510          1,813,709
                                                                 ___________        ___________

         Net cash provided by financing activities                 1,485,466          1,727,410
                                                                 ___________        ___________

         Net change in cash and cash equivalents                     117,746            141,514
                                                                 ___________        ___________

         Cash and cash equivalents at beginning of year               78,229             31,954
                                                                 ___________        ___________

         Cash and cash equivalents at end of year                $   195,975        $   173,468
                                                                 ===========        ===========

         Supplemental cash flows disclosures:
              Income tax payments                                $     2,400        $     2,900
                                                                 ___________        ___________

              Interest payments                                  $         0        $    24,498
                                                                 ___________        ___________

              Non cash investing and financing activities:

                   Note payable issued on portfolio purchase     $   300,000        $         0
                   Stock issued for customer deposit             $    80,000        $         0




















              The accompanying notes are an integral part of these consolidated financial statements




                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)



                                                          June 30,          December 31,
                                                            2002                2001
                                                        ________________________________

Retained (deficits)
            Balance at beginning of period              $(11,738,947)       $ (7,832,485)
            Net income (loss)                             (1,358,586)         (3,906,462)
                                                        ____________        ____________

            Balance at end of period                     (13,097,533)        (11,738,947)
                                                        ____________        ____________

Common stock, par value $.001 (thousands of shares)
            Balance at beginning of period                    23,375              16,558
            Issuance of common stock                             789               6,817
                                                        ____________        ____________

            Balance at end of period                          24,164              23,375
                                                        ____________        ____________

Preferred stock, $.001 par value  (thousands of
shares)
            Balance at beginning of period                     1,056                   0
            Issuance of preferred stock                            0               1,056
                                                        ____________        ____________

            Balance at end of period                           1,056               1,056
                                                        ____________        ____________

Additional paid in capital
            Balance at beginning of period                14,418,900           5,390,011
            Issuance of common stock                         135,721           2,702,508
            Transfer of common stock                               0           6,326,381
                                                        ____________        ____________

            Balance at end of period                      14,554,621          14,418,900
                                                        ____________        ____________

Total stockholders' equity at end of period             $  1,482,308        $  2,704,384
                                                        ============        ============




              The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE A - NATURE OF OPERATIONS

         Incorporated in the State of Nevada, Accesspoint Corporation ("the Company") is a "C" Corporation as organized under the Internal Revenue Code. As of December 31, 2001, the Company has combined its mature Internet Application Services technology platform with its credit card and check-processing platform to provide bundled payment acceptance, processing and business management services. These programs provide customers with multiple payment acceptance capabilities including credit card and check transaction, a fully-operational e-commerce and business management Website, and a central Web-based management system for servicing both the brick-and-mortar and web based sides to each business.

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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2001.

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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


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

         INVENTORY
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of June 30, 2002 and 2001, inventory consisted only of finished goods.

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

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE C - STOCK AND STOCK WARRANTS

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At June 30, 2002, the Company has 25,000,000 Common Shares authorized and 24,163,965 shares issued and outstanding. The Company had 5,000,000 Preferred Shares authorized and 1,055,600 issued and outstanding.

         At June 30, 2002, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants           1,752,223
                  Exercise of stock options                   3,715,916
                                                              _________
                                                              5,468,139
                                                              _________

         The Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to June 30, 2002.


NOTE D - EARNINGS PER SHARE

         Basic net earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share as of June 30, 2002 and 2001 are as follows:

                                                    June 30,         June 30,
                                                      2002             2001
                                                  ____________     ____________

         Net earnings (loss) from operations      $ (1,358,586)    $ (2,140,968)
                                                  ____________     ____________

         Basic weighted average shares              23,454,200       18,401,000
         Effect of dilutive securities:
            Common stock options                     3,415,900        3,629,000
            Common stock warrants                    1,752,200        1,460,000
            Convertible debt                           360,000          360,000
            Convertible preferred stock              1,055,600        1,623,000
                                                  ____________     ____________
         Dilutive potential common shares           30,037,900       25,473,000
                                                  ____________     ____________

         Net earnings (loss) per share from
            continuing operations:
            Basic                                 $      (0.06)    $      (0.12)
            Diluted                               $      (0.05)    $      (0.08)

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE E - LINE OF CREDIT

         As of June 30, 2002 the Company had net borrowings due of $1,168,542 against a $5,000,000 line-of-credit that was established in December 2001 with Net Integrated Systems, Inc. (NIS). The agreement calls for minimum monthly payments of interest only at the rate of six percent (6%) per annum. NIS is a related party.


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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of June 30, 2002 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made to date.

         RUTTENBERG - During 2001 a former employee of the Company filed a formal demand for payment of remaining salary under an employment agreement, unreimbursed expenses and legal costs. In November 2001 the Company entered into a settlement agreement, which required a total sum of $44,500, be paid in $5,000 monthly installments. The Company is currently in default under this agreement and has appropriately recorded all original amounts demanded under a Stipulation for the Entry of Judgment of $92,000, less payments that were made, as a liability on the Balance Sheet as of June 30, 2002.

         CAPITAL LEASES - As of June 30, 2002, and subsequently, the Company has stopped making payments on all of its capital leases. Thus, under the lease agreements, the Company is in default. This default accelerates all future payments due and gives the lessor the right to obtain the property.

         The Company is currently in negotiations with all lessors for revised terms for the remaining life of the leases. As of this date no new terms have been finalized. The Company has appropriately recorded all amounts due for the remaining life of the leases as a current liability on its Balance Sheet at June 30, 2002.

         In June, 2002 the Company settled and paid two of the capital leases.

         ROYCAP - As of June 30, 2002 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. The Company is currently in negotiations with the lender on new loan terms. The Company has shown the $450,000 loan in its liabilities as well as all accrued interest. In addition, the Company has accrued registration rights fees of $108,000 related to this matter as of June 30, 2002. In June 2002 Roycap filed formal suit on its claim.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE F - LITIGATION AND CONTINGENCIES (CONTINUED)

         BENTLEY, DJOKOVICH - In March 2002, a shareholder of the Company, James
         M. Bentley filed a suit against the Company and other various officers, directors and entities. The suit contains eleven (11) Causes of Action including: Breach of Contract, Misappropriation, Unfair Competition, Unfair Business Practices and the imposition of a Constructive Trust.

         On June 26, 2002 all parties entered into a settlement agreement. The substantive part of the agreement changes the term for releasing shares held by NIS pursuant to proxy rights (under a separate agreement entered into in December 2001) which are owned by Bentley and Djokovich, requires Djokovich to transfer to NIS 2,605,257 shares of stock of the Company and options to purchase an additional 2,000,000 shares of stock of the Company, provides for NIS' assumption of approximately $500,000 in short-term loans owed to James W. Bentley by the Company and requires the Company to pay up to $60,000 of Bentley's legal fees by March 31, 2003. Djokovich's shares are to be held in escrow as collateral until the above short-term loans are repaid.

         DJOKOVICH - In February 2002, Mr. Djokovich resigned as Chief Executive Officer of the Company. Mr. Djokovich gave up his employment contract, signed a mutual release and relieved the Company from paying deferred compensation owed to him and a related Promissory Note and Security Agreement. In June 2002, Mr. Djokovich resigned from the Board of Directors as part of the above settlement agreement.

         URCUYO - In January 2002 Alfred Urcuyo resigned as President of PSI. Mr. Urcuyo gave up his employment contract and released the Company from paying any amounts owed to him for unreimbursed expenses. Mr. Urcuyo signed a Mutual Release.

         MULDER - In 2002, a former employee of the Company filed a claim for payment of credit card debt he incurred on behalf of the Company to pay expenses and various loans he states were made to the Company. These items amount to approximately $65,000. The Company is currently in negotiations with Mr. Mulder but has accrued as a liability on its Balance Sheet at June 30, 2002 the full amount of $65,000.

         PARISH - In 2002 a former Consultant of the Company filed a claim stating that he is owed 33,336 shares of common stock and 20,000 options to purchase shares of common stock at $5 per share, for services rendered under a contract with the Company. The Company does not believe that this claim is valid under the contract terms and intends to defend itself in this matter. No action has been filed and no amounts have been accrued.

         VERVE - In 2002, a shareholder of the Company submitted a letter of demand to recover their original investment of $40,000. No amounts have been accrued for this item, and the Company does not intend to return the amount invested. (See Subsequent Events Note K).

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE F - LITIGATION AND CONTINGENCIES (CONTINUED)

         MERCHANTWAREHOUSE.COM - In April 2002 a former agent of the Company initiated arbitration against the Company. The firm is claiming improper termination of its agency agreement and has requested $1,000,000. The Company intends to defend the claim vigorously. It is not possible at this time to determine the outcome of the case or the possible loss, but management does not believe that the outcome will have a material adverse effect on the Company. No amounts have been accrued in this matter.

         BIGGOTT - On May 29, 2002 Mr. Biggott filed a lawsuit against various entities including the Company, charging them with wrongfully terminating his employment with an unrelated company, and with unfair competition, negligence, intentional interference with prospective economic advantage and unfair business practices in connection with the use of a certain product. Mr. Biggott claims $400,000 in actual damages plus interest and attorney fees. The action alleges that the Company is the alter ego of the other entities named and is therefore liable for their alleged wrongdoing. The Company denies the allegations and any wrongdoing and intends to vigorously defend the action. No amounts have been accrued in the financial statements.

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


NOTE G - PAYROLL TAXES

         The Company is currently in negotiations with the United States Department of the Treasury, Internal Revenue Service (IRS) in regards to unpaid employment taxes. The IRS has made formal demand of amounts due and unpaid, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company entered into installment agreements with the IRS and made payments as required. The Company has hired independent accountants to assist them in this matter and has filed a request for an "Offer in Compromise" of all amounts owed by the Company. The IRS has recorded the request and halted all payment requirements under the installment agreements and any other collection activity until it has had time to review the matter. The Company has requested that the IRS look at Accesspoint Corporation and its Subsidiaries as one unit for terms of the Offer in Compromise. As of the date of this report the IRS has responded to the Company and is reviewing its offer and request to be treated as one unit.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001


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


NOTE I - PORTFOLIO PURCHASE

         On February 25, 2002 the Company purchased a portfolio of residual compensation identified as a merchant base held by Chase Merchant Services from another corporation. The purchase price was $500,000, payable in installments starting February 27, 2002 and ending November 25, 2002. (See subsequent events Note K.)


NOTE J - PORTFOLIO SALE

         On June 10, 2002 the Company sold to another corporation a residual compensation stream, identified as a merchant base held with Chase Merchant Services, for $101,250. The Company received $75,000 in June, 2002 and is to receive the remaining $26,250 on or before October 31, 2002.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE K - SUBSEQUENT EVENTS


         PORTFOLIO  PURCHASE - In July 2002 the Company  rescinded  its purchase
         agreement   related  to  the   purchase  of  a  portfolio  of  residual
         compensation identified as a merchant base held by Chase Merchant Services from another corporation . Accordingly the Company will book a receivable for its initial $200,000 payment under the terms of the agreement  and  reverse  its  original  entry to record  the  purchase.
         According  to   management,   the  seller  is  in  agreement  with  the
         rescission.

         VERVE - In July 2002 the Company made a settlement proposal to Verve with respect to its claim (see Litigation Note F) which proposal was accepted and signed by Verve. Under the settlement proposal, the Company will issue 40,000 new shares of restricted stock and 60,000 warrants to purchase additional stock at $1 per share, exercisable for three years.


NOTE L - DEFERRED FINANCING COSTS

         In accordance with APB 21 and SAB 79 the Company has recorded a deferred financing cost asset of $6,326,381. This amount is based on the number of shares that three shareholders directly transferred to Net Integrated Systems, Inc. (NIS) as an inducement for NIS to enter into the Revolving Line of Credit Agreement.

         This amount is calculated by multiplying the 4,486,795 shares transferred by $1.41 per share. The share price represents the closing market value of the Company's stock on December 20, 2001 reduced by a ten percent (10%) discount due to the Rule 144 stock restrictions on these shares.

         The entry to record this transaction is to debit the deferred financing cost asset and to credit additional paid in capital. The Company is amortizing the deferred financing cost over the life of the line of credit, which is five years. For the six months ended June 30, 2002 the Company recorded amortization expense of $632,638.


NOTE M - GOING CONCERN

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             JUNE 30, 2002 AND 2001


NOTE M - GOING CONCERN (CONTINUED)

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

         Prior to achieving this goal in November 2000, the Company typically generated revenues through the licensing of its business management and transaction processing software technologies and the monthly service fees for hosting these business applications. As of June 30, 2002, the Company generates revenues through the aforementioned services.

         In December 2001, the Company entered into a Management Agreement and related Revolving Line of Credit Agreement for up to $5,000,000. In the first two quarters of 2002 the Company has also significantly reduced its overhead by closing two office facilities and consolidating administrative and sales efforts. In addition, the Company is currently renegotiating its lease commitments, notes payable and accounts payable to further reduce its current liabilities and improve its cash flow.



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

     B.  RESULTS OF OPERATIONS

     Three and Six Months Ended June 30, 2002 Compared With Three and Six Months Ended June 30, 2001

     Revenues for the three and six months ended June 30, 2002 increased to $3,261,131 and $6,263,494 from $1,001,633 and $1,904,911 for the three and six months ended June 30, 2001. The increases of $2,259,498 and $4,358,583, or 225.58% and 228.81%, respectively, are due primarily to our increased revenues associated with credit card processing which resulted in an overall increase in sales.

     Cost of sales for the three and six months ended June 30, 2002 increased to $2,837,491 and $5,072,264 from $508,370 and $765,901 for the three and six months ended June 30, 2001. The increases of $2,329,121 and $4,306,363, or 458.15% and 562.26%, respectively, resulted primarily from our increase in cost of sales associated with credit card processing, which resulted in an overall increase in sales.

     Selling and marketing expenses for the three and six months ended June 30, 2002 decreased to $4,522 and $4,946 from $77,154 and $218,212 for the three and six months ended June 30, 2001. These decreases of $72,632 and $213,266, or 94.14% and 97.73%, respectively, resulted primarily from the reduction of overhead costs, including the reduction in trade show expenses, advertising consulting costs, and printing costs for brochure and promotional materials during the development of our processing and underwriting platform.

     General and administrative expenses for the three and six months ended June 30, 2002 decreased to $877,631 and $1,922,233 from $1,274,319 and $2,809,050 for the three and six months ended June 30, 2001. The decrease of $396,688 and $886,817, or 31.13% and 31.57%, respectively, resulted primarily from a decrease of Salaries and Wages and related employee costs and a decrease in professional costs and other efficiencies.

     Interest expense, net, for the three and six months ended June 30, 2002 was $54,633 and $97,203, as compared to $51,835 and $107,041 for the three and six months ended June 30, 2001. The differences of $2,798 and $(9,838), or 5.40% and (9.19%), respectively, resulted primarily from the Company's static cost of debt.

     Other (Income) Expense, net of Interest expense was $291,837 and $712,650 for the three and six months ended June 30, 2002, as compared to $47,225 and $139,628 for the three and six months ended June 30, 2001. These increases of $244,612 and $573,022, or 517.97% and 410.39%, respectively, resulted primarily from the increases of amortization of deferred financing costs and bad debt expense for the three and six months ended June 30, 2002, as compared to the three and six months ended June 30, 2001.

     Net losses for the three and six months ended June 30, 2002 were $(832,880) and $(1,358,586), as compared to $(961,401) and $(2,140,968) for the three and six months ended June 30, 2001. The decreases in loss of $128,521 and $782,382, or 13.37% and 36.54%, respectively, were primarily related to increased revenues and a reduction of development-related activities.

     C.  LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2002 were $195,975, compared to $173.468 at June 30, 2001, an increase of $22,507, which represented a growth of 12.97%.

     Net Cash used in operations decreased from $1,531,937 for the six months ended June 30, 2001 to $828,391 for the six months ended June 30, 2002 or a resulted efficiency in cash of $703,546 or 45.93%. This efficiency was primarily accomplished by increased effectiveness in operations.

     Net Cash used in investing activities increased from $53,959 as of June 30, 2001 to $539,329 as of June 30, 2002. This increase of $485,370, or 899.52%, was primarily due to the purchase of a portfolio of residual compensation, which purchase was subsequently rescinded (see Note K, Subsequent Events, attached as a part of the financial statements prepared by our auditors filed herewith and incorporated hereby).

     During the six months ended June 30, 2002, the Company generated net cash of $1,485,466 from financing activities as compared to $1,727,410 for the six months ended June 30, 2001. The decrease of $241,944, or 14.01%, resulted from a decrease in private placement fundraising activities.

     As of June 30, 2002, we lease office space on a short-term twelve-month sub-lease basis and could be required to move after the expiration of the twelve-month period during the fourth quarter of 2002. We may attempt to re-negotiate a longer-term lease at our present location. If the Company moves, the major capital expenditures we would incur would be related to relocation of office computers, local area network hardware, office telephony and office equipment and furniture.

     We had, at June 30, 2002, negative working capital. We believe that cash generated from operations will not be sufficient to fund our current and anticipated cash requirements. However, management believes that our Five Million Dollar ($5,000,000) Secured Revolving Line of Credit through Net Integrated Systems should be sufficient to sustain Accesspoint's operations and activities for the foreseeable future. As such, we do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. While there can be no assurances that we will continue to have access to such additional financing, on terms acceptable to us and at the times required, or at all, we believe that we will have access to sufficient capital for the foreseeable future.

     D.  NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carryforwards of approximately $10,760,000 as of June 30, 2002 and $7,010,000, as of June 30, 2001. These carryforwards will expire at various dates through the year 2015. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations (see "Risks of Our Business Limitations on Net Operating Loss Carry Forward").



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

     Citicorp - During 2001, the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of June 30, 2002 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made to date.

     Ruttenberg - During 2001, a former employee of the Company filed a formal demand for payment of remaining salary under an employment agreement, unreimbursed expenses and legal costs. In November 2001, the Company entered into a settlement agreement, which required a total sum of $44,500 to be paid in $5,000 monthly installments. The Company is currently in default under this agreement and has appropriately recorded all original amounts demanded under a Stipulation for the Entry of Judgment of $92,000, less payments that were made, as a liability on the Balance Sheet as of June 30, 2002.

     Capital Leases - As of June 30, 2002, and subsequently, the Company has stopped making payments on all of its capital leases. Thus, under the lease agreements, the Company is in default. This default accelerates all future payments due and gives the lessor the right to obtain the property. The Company is currently in negotiations with all lessors for revised terms for the remaining life of the leases. In June 2002, the Company settled and paid two of the capital leases. The Company has appropriately recorded all amounts due for the remaining life of the leases as a current liability on its Balance Sheet at June 30, 2002.

     Roycap - As of June 30, 2002, the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. The Company is currently in negotiations with the lender on new loan terms. The Company has shown the $450,000 loan in its liabilities as well as all accrued interest. In addition, the Company has accrued registration rights fees of $108,000 related to this matter as of June 30, 2002. In June 2002, Roycap filed formal suit on its claim.

     Bentley, Djokovich - In March 2002, a shareholder of the Company, James M. Bentley, filed suit against the Company and other various officers, directors and entities. The suit contains eleven (11) causes of action including: breach of contract, misappropriation, unfair competition, unfair business practices and the imposition of a constructive trust. On June 26, 2002 all parties entered into a settlement agreement. The substantive part of the agreement: changes the term for releasing shares held by NIS pursuant to proxy rights (under a separate agreement entered into in December 2001) which are owned by Bentley and Djokovich; requires Djokovich to transfer to NIS 2,605,257 shares of stock of the Company and options to purchase an additional 2,000,000 shares of stock of the Company; provides for NIS' assumption of approximately $500,000 in short-term loans owed to James W. Bentley by the Company; and requires the Company to pay up to $60,000 of Bentley's legal fees by March 31, 2003. Djokovich's shares are to be held in escrow as collateral until the above short-term loans are repaid. In June 2002, Mr. Djokovich resigned from the Board of Directors as part of the above settlement agreement.

     Mulder - In 2002, a former employee of the Company filed a claim for payment of credit card debt he incurred on behalf of the Company to pay expenses and various loans he states were made to the Company. These items amount to approximately $65,000. The Company is currently in negotiations with Mr. Mulder but has accrued as a liability on its Balance Sheet at June 30, 2002 the full amount of $65,000.

     MerchantWarehouse.com - In April 2002 a former agent of the Company initiated arbitration against the Company. The firm is claiming improper termination of its agency agreement and has requested $1,000,000. The Company intends to defend the claim vigorously. It is not possible at this time to determine the outcome of the case or the possible loss, but management does not believe that the outcome will have a material adverse effect on the Company. No amounts have been accrued in this matter.

     Biggott - On May 29, 2002, Mr. Biggott filed a lawsuit against various entities including the Company, charging them with wrongfully terminating his employment with an unrelated company, and with unfair competition, negligence, intentional interference with prospective economic advantage and unfair business practices in connection with the use of a certain product. Mr. Biggott claims $400,000 in actual damages, plus interest and attorney fees. The action alleges that the Company is the alter ego of the other entities named and is therefore liable for their alleged wrongdoing. The Company denies the allegations and any wrongdoing and intends to vigorously defend the action. No amounts have been accrued in the financial statements.

     For a more detailed discussion of Legal Proceedings, please refer to Note F, Litigation and Contingencies, attached as a part of the financial statements prepared by our auditors filed herewith and incorporated hereby.


ITEM 2.           CHANGES IN SECURITIES

     During the three months ended June 30, 2002, we issued a total of 630,694 shares of voting common stock to two entities. We issued 615,384 shares of restricted Accesspoint Corporation common stock to ATS, LLC ("ATS"), a former client of Processing Source International, Inc. ("PSI"), the Company's wholly-owned subsidiary, pursuant to an agreement by ATS to convert an $80,000 deposit owed to ATS by PSI into common stock of the Company. The $80,000 debt was converted at $0.33 per share, allowing for a discount to market due to the restricted nature of the shares being issued to ATS. We also issued 15,310 shares of restricted Accesspoint Corporation common stock to Juno International Limited ("Juno") pursuant to a Net Issue Exercise of 20,000 warrants, issued to Juno in 1999, at an exercise price of $0.34 per share.

     We did not publicly offer any securities, no underwriter was utilized and we did not pay any other finder's fees, discounts or commissions in connection with the above offers and sales. The offers and sales described herein were exempt pursuant to Sections 4(2) and 5 of the Act, Regulations D and S, respectively, promulgated there under, and pursuant to Section 25102(f) of the California Corporations Code. The purchasers acquired the shares for their own account with no then-present intention of dividing their interest with others or of reselling or otherwise disposing of all or any portion of the shares. The options underlying the shares were offered and sold in private transactions which were not part of a distribution of the shares, and, in the case of those shares sold pursuant to Regulation S, the offers and sales were made in offshore transactions and there were no directed selling efforts in the United States in connection therewith. We, or our officers or directors or our or their affiliates or representatives, had a pre-existing personal or business relationship with each of the individuals and/or entities acquiring shares.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2002.


ITEM 5.           OTHER INFORMATION

     None.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


     A.  Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.     Description
___________     ___________

  9.0           **Form of Irrevocable Voting Proxy in favor of Net Integrated
                  Systems, Ltd.
10.37           **Form of Stock Transfer Letter between shareholder and Net
                  Integrated Systems, Ltd.
10.38           **Form of Stock Option Agreement between shareholder and Net
                  Integrated Systems, Ltd.
10.39           **Form of First Amendment to Stock Option Agreement between shareholder and Net Integrated Systems, Ltd.
10.40           **Form of Stock Pledge Agreement between shareholder and Net
                  Integrated Systems, Ltd.
10.41           **Management Agreement between Accesspoint Corporation,
                  Processing Source International, Inc. and Net Integrated Systems, Ltd.
10.42           **Revolving Line of Credit Agreement
10.43           **Secured Loan Agreement
10.44          ***Merchant Portfolio Purchase Agreement between Processing
                  Source International, Inc. and Northwest Systems, LLC
21.00            *List of Subsidiaries

     * Incorporated by reference from the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001
     ** Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by us on January 14, 2002
     *** Incorporated  by  reference  from the  exhibit  to the  Second  Amended
         Quarterly Report on Form 10-QSB filed by us on August 2, 2002


     B.  REPORTS ON FORM 8-K

         None.




                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 9th day of August, 2002.


Dated:  August 9, 2002                             ACCESSPOINT CORPORATION


                                                   By:  /s/ CHRISTINE CROCKER
                                                   __________________________
                                                   Christine Crocker,
                                                   Secretary and Director


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


      Signature                          Title                         Date
      _________                          _____                         ____


/s/ CHRISTINE CROCKER             Secretary & Director            August 9, 2002
_____________________
Christine Crocker