Form 10QSB
period 2002-09-30
ACCESSPOINT CORP /NV/
filed 2002-11-19
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


      [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                For the QUARTERLY PERIOD ended SEPTEMBER 30, 2002


                                       OR


           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________


                        Commission File Number: 000-29217


                             ACCESSPOINT CORPORATION
                  _____________________________________________
                 (Name of Small Business Issuer in its Charter)


            Nevada                                               95-4721385
_______________________________                              ___________________
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)


   2533 N. Carson Street, Suite 5198
          Carson City, Nevada                                            89706
________________________________________                              __________
(Address of Principle Executive Offices)                              (Zip Code)


                                 (310) 846-2500
                ________________________________________________
                (Issuer's Telephone Number, Including Area Code)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None


      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 Par Value


The number of the Company's shares of Common Stock outstanding as of September 30, 2002 was 24,163,965.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                             ACCESSPOINT CORPORATION
                          FORM 10-QSB QUARTERLY REPORT
               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                TABLE OF CONTENTS



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



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

     Our reviewed consolidated financial statements for the periods ended September 30, 2002 and September 30, 2001 are filed herewith.

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

                                TABLE OF CONTENTS








Independent Accountant's Report                                             5

Consolidated Balance Sheets                                                 6

Consolidated Statements of Operations                                       7

Consolidated Statements of Cash Flow                                        8

Consolidated Statements of Changes in Stockholders' Equity                  9

Notes to Consolidated Financial Statements                                 10

                         INDEPENDENT ACCOUNTANT'S REPORT






To the Board of Directors
ACCESSPOINT CORPORATION
Los Angeles, California


We have reviewed the  accompanying  consolidated  balance  sheets of Accesspoint
Corporation and its subsidiaries ("the Company") as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

As discussed in Note O, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.


November 4, 2002
Los Angeles, California



                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                     ASSETS

                                                                       September 30,       December, 31
                                                                           2002                2001
                                                                       ____________        ____________

Current Assets
           Cash and cash equivalents                                   $          0        $     78,229
           Accounts receivable, net                                         444,383             255,873
           Inventory                                                              0               6,366
           Other assets                                                     359,578                   0
           Prepaid expenses                                                  19,820              13,807
                                                                       ____________        ____________
                   Total Current Assets                                     823,781             354,275
                                                                       ____________        ____________
Fixed Assets
           Furniture and equipment (net)                                    398,176             401,685
                                                                       ____________        ____________
                  Total Fixed Assets                                        398,176             401,685
                                                                       ____________        ____________
Other Assets
           Deferred financing costs (net)                                 5,340,010           6,288,967
           Intangible asset                                                 154,667                   0
           Deposits                                                         291,597             292,058
                                                                       ____________        ____________
                   Total Other Assets                                     5,786,274           6,581,025
                                                                       ____________        ____________
           Total Assets                                                $  7,008,231        $  7,336,985
                                                                       ============        ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       September 30,       December, 31
                                                                           2002                2001
                                                                       ____________        ____________
Current Liabilities
           Accounts payable and accrued expenses                       $  2,099,436        $ 1,467,688
           Bank overdraft                                                   140,237                   0
           Accrued payroll taxes and penalties                            1,036,089           1,091,080
           Accrued loss contingencies                                       158,033             338,233
           Deferred compensation                                                  0             221,477
           Customer deposits                                                 19,465              99,465
           Line of credit                                                 1,419,595                   0
           Current portion, capitalized leases                              270,877             303,158
           Current portion, notes payable                                   732,500           1,111,500
                                                                       ____________        ____________
           Total Current Liabilities                                      5,876,232           4,632,601
Capital Lease obligations, net of current portion                                 0                   0
Notes payable, net of current portion                                             0                   0
                                                                       ____________        ____________
           Total Liabilities                                              5,876,232           4,632,601
                                                                       ____________        ____________
Stockholders' Equity

           Common stock, $.001 par value, 25,000,000
                shares authorized, 24,163,965 and 23,375,208
                issued and outstanding, respectively                         24,164              23,375
           Preferred Stock, $.001 par value, 5,000,000 shares
                authorized, 1,055,600  shares issued
                and outstanding, respectively                                 1,056               1,056
           Additional paid in capital                                    14,977,251          14,418,900
           Retained deficit                                             (13,870,472)        (11,738,947)
                                                                       ____________        ____________
           Total Stockholders' Equity                                     1,131,999           2,704,384
                                                                       ____________        ____________
           Total Liabilities and Stockholders' Equity                  $  7,008,231        $  7,336,985
                                                                       ============        ============


              The accompanying notes are an integral part of these consolidated financial statements




                                                     ACCESSPOINT CORPORATION
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (unaudited)

                                                         Three Months Ended                   Nine Months Ended
                                                   _______________________________     ________________________________
                                                   September 30,     September 30,     September 30,      September 30,
                                                       2002              2001              2002               2001
                                                   _____________     _____________     _____________      _____________

Sales, net                                          $ 4,025,465       $ 1,690,498      $10,436,498        $ 3,595,409

Cost of sales                                         3,377,684           950,185        8,431,244          1,716,086
                                                    ___________       ___________      ___________        ___________
       Gross profit                                     647,781           740,313        2,005,254          1,879,323

Selling expenses                                         14,563            85,573            9,518            303,785

General and administrative expenses                     985,074         1,110,209        2,919,083          3,919,258
                                                    ___________       ___________      ___________        ___________
       Income (loss) from operations                  (351,856)          (455,469)        (923,347)        (2,343,720)
                                                    ___________       ___________      ___________        ___________
Other (Income) Expense
       Interest income                                        0            (3,978)         (13,254)            (6,825)
       Gain on sale of asset                                  0                 0         (100,000)                 0
       Impairment loss                                   45,333                 0           45,333            108,375
       Bad debt expense                                 215,876            82,157          528,041            119,568
       Miscellaneous                                     (4,955)           (9,216)          (2,343)            (9,325)
       Litigation expenses                             (195,069)                0         (133,515)                 0
       Amortization of deferred financing costs         316,319                 0          948,957                  0
       Debt forgiveness                                       0            (7,598)               0             (7,598)
       Interest expense                                  43,579            22,523          154,036            132,411
                                                    ___________       ___________      ___________        ___________
       Total Other (Income) Expense                     421,083            83,888        1,427,255            336,606
                                                    ___________       ___________      ___________        ___________
       Income (loss)  before income taxes
            and extraordinary items                    (772,939)         (539,357)      (2,350,602)        (2,680,326)

       Extraordinary items
            Gain on forgiveness of deferred
            compensation                                      0                 0         (221,477)                 0
                                                    ___________       ___________      ___________        ___________
       Income (loss) before income taxes               (772,939)         (539,357)      (2,129,125)        (2,680,326)
                                                    ___________       ___________      ___________        ___________
Provision for income taxes                                    0             2,400            2,400              2,400
                                                    ___________       ___________      ___________        ___________
       Net income (loss)                              ($772,939)        ($541,757)     ($2,131,525)       ($2,682,726)
                                                    ===========       ===========      ===========        ===========

       Net loss per share (basic and diluted)
            Basic                                        ($0.03)           ($0.03)          ($0.09)            ($0.15)
            Diluted                                      ($0.03)           ($0.02)          ($0.07)            ($0.11)

       Weighted average number of shares
            Basic                                    24,163,965        18,992,955       23,690,815         18,401,042
            Diluted                                  30,747,706        26,377,178       30,274,556         25,516,100


              The accompanying notes are an integral part of these consolidated financial statements




                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                        Nine Months Ended
                                                                 _______________________________
                                                                 September 30,     September 30,
                                                                     2002              2001
                                                                 _____________     _____________

CASH FLOWS FROM OPERATING ACTIVITIES
           Net Income (loss)                                      ($2,131,525)      ($2,682,726)

Adjustments to reconcile net loss to net cash
used in operating activities:
           Amortization                                               948,957                 0
           Depreciation                                               169,675           247,211
           Impairment loss                                             45,333                 0
           Services paid by stock issuance                                  0           393,703
           Decrease (Increase) in receivables                        (188,510)          (31,848)
           Decrease (Increase) in inventory                             6,366           (18,229)
           Decrease (Increase) in other receivables                  (359,578)           10,185
           Decrease (Increase) in prepaid expenses                     (6,013)            3,504
           Decrease (Increase) in deposits                                461            47,120
           (Decrease) Increase in accounts payable
                and accrued expenses                                  662,465            81,058
           (Decrease) Increase in bank overdraft                      140,237                 0
           (Decrease) Increase in accrued payroll taxes               (54,991)           58,592
           (Decrease) Increase in loss contingencies                 (180,200)                0
           (Decrease) Increase in customer deposits                   (80,000)          113,428
           (Decrease) Increase in deferred compensation              (221,477)           (2,500)
                                                                  ___________       ___________
           Total Adjustments                                          882,725           902,224
                                                                  ___________       ___________
           Net cash used in operations                             (1,248,800)       (1,780,502)
                                                                  ___________       ___________
CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of portfolio                                     (200,000)                0
           Purchase of fixed assets                                  (166,167)          (56,653)
                                                                  ___________       ___________
           Net cash used in investing activities                     (366,167)          (56,653)
                                                                  ___________       ___________
CASH FLOWS FROM FINANCING ACTIVITIES
           Issuance of notes payable                                        0            74,000
           Payments on notes payable                                        0                 0
           Payments on capital leases                                 (32,281)         (140,976)
           Line of credit                                           1,419,595                 0
           Sale of stock                                              149,424         1,954,547
                                                                  ___________       ___________
           Net cash provided by financing activities                1,536,738         1,887,571
                                                                  ___________       ___________
           Net change in cash and cash equivalents                    (78,229)           50,416
                                                                  ___________       ___________
           Cash and cash equivalents at beginning of year              78,229            31,954
                                                                  ___________       ___________
           Cash and cash equivalents at end of period             $         0       $    82,370
                                                                  ===========       ===========
           Supplemental cash flows disclosures:
                Income tax payments                               $     2,400       $     2,400
                                                                  ___________       ___________
                Interest payments                                 $     3,194       $    73,806
                                                                  ___________       ___________
                Non cash investing and financing activities:

                     Debt assumed by major shareholder            $   409,716       $         0
                     Stock issued for services                    $         0       $   393,703


     The accompanying notes are an integral part of these consolidated financial statements




                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (unaudited)


                                                                 September 30,      December 31,
                                                                     2002               2001
                                                                 _____________      ____________

Retained (deficits)
           Balance at beginning of period                        ($11,738,947)      ($7,832,485)
           Net income (loss)                                       (2,131,525)       (3,906,462)
                                                                  ___________       ___________
           Balance at end of period                               (13,870,472)      (11,738,947)
                                                                  ___________       ___________
Common stock, par value $.001 (thousands of shares)
           Balance at beginning of period                              23,375            16,558
           Issuance of common stock                                       789             6,817
                                                                  ___________       ___________
           Balance at end of period                                    24,164            23,375
                                                                  ___________       ___________
Preferred stock, $.001 par value  (thousands of shares)
           Balance at beginning of period                               1,056                 0
           Issuance of preferred stock                                      0             1,056
                                                                  ___________       ___________
           Balance at end of period                                     1,056             1,056
                                                                  ___________       ___________
Additional paid in capital
           Balance at beginning of period                          14,418,900         5,390,011
           Issuance of common stock                                   148,635         2,702,508
           Transfer of notes payable                                  409,716                 0
           Transfer of common stock                                         0         6,326,381
                                                                  ___________       ___________
           Balance at end of period                                14,977,251        14,418,900
                                                                  ___________       ___________
Total stockholders' equity at end of period                       $ 1,131,999       $ 2,704,384
                                                                  ===========       ===========


    The accompanying notes are an integral part of these consolidated financial statements


                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001


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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         UNAUDITED INTERIM FINANCIAL INFORMATION
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the nine months ended Se[timber 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2001.

         Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

         REVENUE RECOGNITION
         The Company recognizes revenue from; settlement fees for electronic payment processing, credit and debit card payment settlement, check conversion and financial processing programs and transaction fees related to the use of its software and credit card processing products, licensing of its software products and providing Internet access and hosting of Internet business services and web sites.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


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

         INTANGIBLE ASSETS
         The Company evaluates intangible assets for impairment on an annual basis. If the estimated fair value based on generally accepted valuation methods is less then the carrying value, an impairment loss would be recorded to reduce the asset to its estimated fair value.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


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

         INVENTORY
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of September 30, 2002 and 2001, inventory consisted only of finished goods.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE C - STOCK AND STOCK WARRANTS

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At September 30, 2002, the Company has 25,000,000 common shares authorized and 24,163,965 shares issued and outstanding. The Company had 5,000,000 preferred shares authorized and 1,055,600 shares issued and outstanding.

         At September 30, 2002, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants           1,752,223
                  Exercise of stock options                   3,715,916
                                                              _________
                                                              5,468,139

         The Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to September 30, 2002.


NOTE D - EARNINGS PER SHARE

         Basic net earnings per share is computed using the weighted average number of common shares outstanding during the year. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share as of September 30, 2002 and 2001 are as follows:

                                                 September 30,     September 30,
                                                       2002            2001
                                                 _____________     _____________

         Net earnings (loss) from operations     $(2,131,525)      $(2,682,726)
                                                 ___________       ___________

         Basic weighted average shares            23,690,800        18,401,000
         Effect of dilutive securities:
            Common stock options                   3,415,900         3,629,000
            Common stock warrants                  1,752,200         1,460,000
            Convertible debt                         360,000           360,000
            Convertible preferred stock            1,055,600         1,666,100
         Dilutive potential common shares         30,274,500        25,516,100

         Net earnings(loss) per share from
           continuing operations:
            Basic                                     ($0.09)           ($0.15)
            Diluted                                   ($0.07)           ($0.11)

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE E - LINE OF CREDIT

         As of September 30, 2002, the Company had net borrowings due of $1,419,595 against a $5,000,000 line-of-credit that was established in December 2001 with Net Integrated Systems Ltd. (NIS). The agreement calls for minimum monthly payments of interest only at the rate of six percent (6%) per annum. NIS is a related party, see Note N.


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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2002 the Company has accrued for the liability in full on its balance sheet. No payments have been made to date.

         RUTTENBERG - During 2001 a former employee of the Company filed a formal demand for payment of remaining salary under an employment agreement, unreimbursed expenses and legal costs. In November 2001 the Company entered into a settlement agreement, which required a total sum of $44,500, to be paid in $5,000 monthly installments. The Company defaulted on this agreement after making some payments leaving a balance due of $37,500. The Company appropriately recorded all original amounts demanded under a Stipulation for the Entry of Judgment of $92,000, less payments that were made, due to the default.

         In August 2002, the Company entered into a second settlement agreement regarding the unpaid original balance from the first settlement agreement. The terms stipulate that the unpaid balance is $37,500, which is to be paid in monthly installments commencing in September 2002. The Company has adjusted its books to correctly reflect the amount due under this agreement.

         CAPITAL LEASES - As of December 31, 2001, and subsequently, the Company has stopped making payments on all of its capital leases. Thus, under the lease agreements, the Company is in default. This default accelerates all future payments due and gives the lessor the right to obtain the property.

         The Company is currently in negotiations with all lessors for revised terms for the remaining life of the leases. The Company renegotiated and paid-off two capital leases in June 2002. The Company has appropriately recorded all amounts due for the remaining capital leases as a current liability on its balance sheet as of September 30, 2002.

         ROYCAP - As of September 30, 2002, the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. The Company has shown the $450,000 loan in its liabilities as well as all accrued interest. In addition, the Company has accrued registration rights fees of $108,000 related to this matter. In June 2002 Roycap filed formal suit on its claim in Orange County Superior Court.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


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

         On June 26, 2002, all parties entered into a settlement agreement. The substantive part of the agreement changes the term for releasing shares held by NIS pursuant to proxy rights (under a separate agreement entered into in December 2001) which are owned by Bentley and Djokovich, requires Djokovich to transfer to NIS 2,605,257 shares of stock of the Company and options to purchase an additional 2,000,000 shares of stock of the Company, provides for NIS's assumption of approximately $409,000 in short-term loans owed to James W. Bentley by the Company and requires the Company to pay up to $60,000 of Bentley's legal fees by March 31, 2003. Djokovich's shares are to be held in escrow as collateral until the above short-term loans are repaid.

         According to the above terms of the settlement agreement the Company has removed the $409,000 liability from its books and, accordingly, has recorded an increase in additional-paid-in-capital of $409,000. See related party transactions Note M.

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

         URCUYO - In January 2002, Alfred Urcuyo resigned as President of PSI. Mr. Urcuyo gave up his employment contract and released the Company from paying any amounts owed to him for unreimbursed expenses. Mr. Urcuyo signed a Mutual Release.

         MULDER - In 2002, a former employee filed a claim with the Company for payment of credit card debt he incurred on behalf of the Company and to pay expenses and various loans he states were made to the Company. These items amount to approximately $65,000 and are recorded in the financial statements as a current liability.

         In October 2002, Mr. Mulder filed a complaint in the Orange County Superior Court alleging breach of written and oral contracts and claiming damages of $430,250 plus attorney fees. Management intends to vigorously defend itself against this claim and believes that the $65,000 previously accrued is adequate. See subsequent events Note L.

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

         VERVE - In 2002, a shareholder of the Company submitted a letter of demand to recover their original investment of $40,000. In July 2002 the Company settled with the shareholder and agreed to issue 40,000 new shares of restricted stock and 60,000 warrants to purchase additional stock at $1 per share, exercisable in three years, to settle their demand. As of November 4, 2002 these shares and warrants have not been issued by the Company.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE F - LITIGATION AND CONTINGENCIES (CONTINUED)

         MERCHANTWAREHOUSE.COM - In April 2002, a former agent of the Company initiated arbitration against the Company. The firm is claiming improper termination of its agency agreement and has requested $1,000,000. The Company intends to defend the claim vigorously. It is not possible at this time to determine the outcome of the case or the possible loss, but management does not believe that the outcome will have a material adverse effect on the Company. No amounts have been accrued in this matter.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE G - PAYROLL TAXES (CONTINUED)

         The Company has always recorded its liability in full to the IRS, including penalties and interest, on its balance sheet. As of September 30, 2002, the Company has accrued liability of approximately $1,028,700 to the IRS.

         The Company also owes unpaid employment taxes to the California Employment Development Department (EDD). The Company has entered into installment agreements with the EDD and has been making all required payments. The Company has always recorded in full, including penalties and interest, its liability to the EDD as a liability on its balance sheet. As of September 30, 2002, the Company has accrued liability of approximately $51,200 to the EDD.


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

         In July 2002, the terms of the purchase agreement were amended changing the purchase price to $200,000 to more accurately reflect the residual compensation revenue stream purchased. The Company has recorded the purchase as an intangible asset on its books and in accordance with FAS 142 "Goodwill and Other Intangible Assets" has subsequently written down the purchase price to its current estimated fair value of $154,700.


NOTE J - PORTFOLIO SALE

         On June 10, 2002, the Company sold to another corporation a residual compensation stream, identified as a merchant base held with Chase Merchant Services, for $101,250. The Company received $75,000 in June, 2002 and received the remaining $26,250 in August 2002.


NOTE K - COMMITMENTS

         In August 2002, the Company entered into an operating lease agreement for office facilities. The lease commences on October 1, 2002 and terminates on March 30, 2011. The basic terms of the lease require payments of $12,289 per month for the first year. Every year thereafter the rent increases by approximately $550 per month. See Subsequent Events Note L and Related Party Transactions Note N.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001


NOTE L - SUBSEQUENT EVENTS

         In October 2002, a former employee filed a claim in Orange County Superior Court for alleged damages of $430,250. Please see Litigation and Contingencies Note F.

         In October 2002, the Company entered into a Support Services Agreement with Merchants Billing Services, Inc. (MBS) (a related party). The terms of the agreement contracts MBS as the exclusive provider of underwriting, customer, technical and administrative support services. MBS agrees to provide all above services at its cost and is granted the right to use the Company's fixed assets, at no charge, as they are needed. The term of the agreement is for five years, with annual renewal clauses.

         In November 2002, the Company assigned its rights under an operating lease (See Commitments Note K) for office facilities to Merchant Billing Services, Inc. See Related Party Transactions, Note N.

NOTE M - DEFERRED FINANCING COSTS

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

         The entry to record this transaction is to debit the deferred financing cost asset and to credit additional paid in capital. The Company is amortizing the deferred financing cost over the life of the line of credit, which is five years. For the nine months ended September 30, 2002 the Company recorded amortization expense of $948,957.

NOTE N - RELATED PARTY TRANSACTIONS

         As of September, 30, 2002, the following related party relationships existed between the Company, its shareholders, officers and directors:

         Ameropa Ltd. serves as the agent for payment of funds against the line of credit which has been established with Net Integrated Systems Ltd.
         (NIS). Additionally, Ameropa provides cash management, liquidity and a source of financing for the Company. On a daily basis, all cash balances in bank accounts held by the Company, and its subsidiaries, are transferred to Ameropa. Ameropa transfers funds back to the operating accounts of the Company as items are presented for payment against its accounts. Due the inability of the Company to access or establish credit with vendors, leasing organizations or potential customers, Ameropa and its related entities, pay standard operating expenses on behalf of the Company and then invoice the Company for the goods or services paid on its behalf. There were a total of 166 cash management and operating expense transactions between the two companies for the nine months ended September 30, 2002. As of September 30, 2002, Ameropa has provided a total of $1,419,595. The financing calls for minimum monthly payments of interest only, at the rate of six percent (6%) per annum. As of September 30, 2002, unpaid accrued interest totaled $26,544. Ameropa Ltd. is a Bahamian registered foreign corporation. Ameropa Ltd.'s majority owner is Mr. William Barber, a major stockholder in Net Integrated Systems Ltd. and Merchants Billing Services, Inc. (see below) and the current CEO of Accesspoint Corporation.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           SEPTEMBER 30, 2002 AND 2001



NOTE N - RELATED PARTY TRANSACTIONS (CONTINUED)

         Merchants Billing Services, Inc. ("MBS"), a Nevada "C" corporation, has provided the Company with a source of liquidity by paying operating expenses on the Company's behalf. MBS is majority owned by Mr. William Barber, a major stockholder of NIS and Ameropa Ltd. and the current CEO of Accesspoint Corporation. As of September 30, 2002, approximately $86,900 is owed to MBS for rent payments advanced on behalf of the Company and a $73,375 standby letter of credit issued by MBS for the benefit of the lessor on behalf of the Company.

         On June 26, 2002, a Settlement Agreement and Mutual Release was reached between Mr. Djokovich, former President and CEO of Accesspoint Corporation, James M. Bentley, former member of the Board of Directors, the Bentley Family Trusts et al and the Company, its officers and employees. The substantive part of the agreement changes the term for releasing shares held by NIS pursuant to proxy rights (under a separate agreement entered into in December 2001) which are owned by Bentley et al and Mr. Djokovich, requires Mr. Djokovich to transfer to NIS 2,605,257 shares of stock of the Company and options to purchase an additional 2,000,000 shares of stock of the Company, provides for NIS's assumption of approximately $409,000 in short-term loans owed to James
         W. Bentley by the Company and requires the Company to pay up to $60,000 of Bentley's legal fees by March 31, 2003. Mr. Djokovich's shares are to be held in escrow as collateral until the above short-term loans are repaid.


NOTE O - GOING CONCERN

         The Company has suffered recurring losses, cash deficiencies, loan and capital lease defaults, and current liabilities far in excess of current assets. Additionally, the Company has payroll tax liabilities from prior years in excess of $1,000,000. These issues raise substantial concern about its ability to continue as a going concern.

         Management has prepared the following statement in order to address these and other concerns:

         The Company has made substantial investments and significant changes in the development of the infrastructure which supports its transaction processing software and business automation services. The Company has restructured its risk management procedures, retained a Visa/MasterCard consultancy group to ensure regulation compliance, streamlined its merchant approval process to increase the success rate of boarding approved merchants, reassessed merchant pricing and terms to increase profitability and decrease risk, and sharpened its focus on merchant customer service. These changes have stabilized the Company's monthly recurring residual income stream by 48% and increased gross credit card processing revenue by 50%.

         In the first two quarters of 2002, the Company significantly reduced its overhead by closing two office facilities and consolidating administrative and sales efforts. In addition, the Company has negotiated its lease commitments to reduce its monthly space rental by $11,000. To address its ongoing tax issue, the Company has retained an experienced and respected tax attorney to present an offer in compromise with the IRS regarding its payroll tax liabilities. The attorney has advised the Company that significant progress has been achieved regarding the IRS debt.

         As noted previously, in December 2001, the Company entered into a Management Agreement and related Revolving Line of Credit Agreement for up to $5,000,000. The Company has used approximately $1,500,000 of this credit facility as of September 30, 2002.

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

     B.  RESULTS OF OPERATIONS

     Three and Nine Months Ended September 30, 2002 Compared With Three and Nine Months Ended September 30, 2001

     Revenues for the three and nine months ended September 30, 2002 increased to $4,025,465 and $10,436,498 from $1,690,498 and $3,595,409 for the three and nine months ended September 30, 2001. The increases of $2,334,967 and $6,841,089, or 138% and 190%, respectively, are due primarily to our increased revenues associated with credit card processing which resulted in an overall increase in sales.

     Cost of sales for the three and nine months ended September 30, 2002 increased to $3,377,684 and $8,431,244 from $950,185 and $1,716,086 for the three and nine months ended September 30, 2001. The increases of $2,427,499 and $6,715,158, or255% and 391%, respectively, resulted primarily from our increase in cost of sales associated with credit card processing, which resulted in an overall increase in sales.

     Selling and marketing expenses for the three and nine months ended September 30, 2002 decreased to $14,563 and $9,518 from $85,573 and $303,785 for the three and nine months ended September 30, 2001. These decreases of $71,010 and $294,267, or 83% and 96%, respectively, resulted primarily from the reduction of overhead costs, including the reduction in trade show expenses, advertising consulting costs, and printing costs for brochure and promotional materials during the development of our processing and underwriting platform.

     General and administrative expenses for the three and nine months ended September 30, 2002 decreased to $985,074 and $2,919,083 from $1,110,209 and
$3,919,258 for the three and nine months ended September 30, 2001. The decrease of $125,135 and $1,000,175 or 11% and 31% respectively, resulted primarily from a decrease of Salaries and Wages and related employee costs and a decrease in professional costs and other efficiencies.

     Interest expense, net, for the three and nine months ended September 30, 2002 was $43,579 and $154,036, as compared to $22,523 and $132,411 for the three and nine months ended September 30, 2001. The increases of $21,056 and $21,625, or 93% and 16%, respectively, resulted primarily from the Company's static cost of debt.

     Other (Income) Expense, net of Interest expense was $377,504 and $1,273,219 for the three and nine months ended September 30, 2002, as compared to $61,365 and $234,195 for the three and nine months ended September 30, 2001. These increases of $316,139 and $1,039,024, or 515% and 444%, respectively, resulted primarily from the increases of amortization of deferred financing costs and bad debt expense for the three and nine months ended September 30, 2002, as compared to the three and nine months ended September 30, 2001.

     Net losses for the three and nine months ended September 30, 2002 were $(772,939) and $(2,131,525), as compared to $(541,757) and $(2,682,726) for the three and nine months ended September 30, 2001. The difference in loss of $231,182 and $(551,201), or 43% and (21%), respectively, were primarily related to increased revenues and a reduction of development-related activities.

     C.  LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 2002 were $(140,237), compared to $78,229 at September 30, 2001, a decrease of $(218,466), which represented a decline of 279%.

     Net Cash used in operations decreased from $1,780,502 for the nine months ended September 30, 2001 to $1,248,800 for the nine months ended September 30, 2002 or a resulted efficiency in cash of $531,702 or 43%. This efficiency was primarily accomplished by increased effectiveness in operations.

     Net Cash used in investing activities increased from $56,653 as of September 30, 2001 to $366,167 as of September 30, 2002. This increase of $309,514, or 546%, was primarily due to the purchase of a portfolio of residual compensation, which purchase was subsequently rescinded (see Note I, Portfolio Purchase, attached as a part of the financial statements prepared by our auditors filed herewith and incorporated hereby).

     During the nine months ended September 30, 2002, the Company generated net cash of $1,536,738 from financing activities as compared to $1,887,571 for the nine months ended September 30, 2001. The decrease of $350,833, or 19%, resulted from a decrease in private placement fundraising activities.

     We had, at September 30, 2002, negative working capital. We believe that cash generated from operations will not be sufficient to fund our current and anticipated cash requirements. However, management believes that our Five Million Dollar ($5,000,000) Secured Revolving Line of Credit through Net Integrated Systems should be sufficient to sustain Accesspoint's operations and activities for the foreseeable future. As such, we do not believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. While there can be no assurances that we will continue to have access to such additional financing, on terms acceptable to us and at the times required, or at all, we believe that we will have access to sufficient capital for the foreseeable future.

     D.  NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carryforwards of approximately $10,760,000 as of September 30, 2002 and $7,010,000, as of September 30, 2001. These carryforwards will expire at various dates through the year 2015. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations (see "Risks of Our Business Limitations on Net Operating Loss Carry Forward").


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

CITICORP - During 2001, the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2002, the Company has accrued for the liability in full on its balance sheet. No payments have been made to date.

RUTTENBERG - During 2001 a former employee of the Company filed a formal demand for payment of remaining salary under an employment agreement, unreimbursed expenses and legal costs. In November 2001 the Company entered into a settlement agreement, which required a total sum of $44,500, to be paid in $5,000 monthly installments. The Company defaulted on this agreement after making some payments leaving a balance due of $37,500. The Company appropriately recorded all original amounts demanded under a Stipulation for the Entry of Judgment of $92,000, less payments that were made, due to the default.

     In August 2002, the Company entered into a second settlement agreement regarding the unpaid original balance from the first settlement agreement. The terms stipulate that the unpaid balance is $37,500, which is to be paid in monthly installments commencing in September 2002. The Company has adjusted its books to correctly reflect the amount due under this agreement.

ROYCAP - As of September 30, 2002, the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. The Company has shown the $450,000 loan in its liabilities as well as all accrued interest. In addition, the Company has accrued registration rights fees of $108,000 related to this matter. In June 2002 Roycap filed formal suit on its claim in Orange County Superior Court.

BENTLEY, DJOKOVICH - In March 2002, a shareholder of the Company, James M. Bentley filed a suit against the Company and other various officers, directors and entities. The suit contains eleven (11) Causes of Action including: Breach of Contract, Misappropriation, Unfair Competition, Unfair Business Practices and the imposition of a Constructive Trust.

     On June 26, 2002, all parties entered into a settlement agreement. The substantive part of the agreement changes the term for releasing shares held by NIS pursuant to proxy rights (under a separate agreement entered into in December 2001) which are owned by Bentley and Djokovich, requires Djokovich to transfer to NIS 2,605,257 shares of stock of the Company and options to purchase an additional 2,000,000 shares of stock of the Company, provides for NIS's assumption of approximately $409,000 in short-term loans owed to James W.
Bentley by the Company and requires the Company to pay up to $60,000 of Bentley's legal fees by March 31, 2003. Djokovich's shares are to be held in escrow as collateral until the above short-term loans are repaid.

     According to the above terms of the settlement agreement the Company has removed the $409,000 liability from its books and, accordingly, has recorded an increase in additional-paid-in-capital of $409,000. See related party transactions Note M.

MULDER - In 2002, a former employee filed a claim with the Company for payment of credit card debt he incurred on behalf of the Company and to pay expenses and various loans he states were made to the Company. These items amount to approximately $65,000 and are recorded in the financial statements as a current liability.

     In October 2002, Mr. Mulder filed a complaint in the Orange County Superior Court alleging breach of written and oral contracts and claiming damages of $430,250 plus attorney fees. Management intends to vigorously defend itself against this claim and believes that the $65,000 previously accrued is adequate. See subsequent events Note L.

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

VERVE - In 2002, a shareholder of the Company submitted a letter of demand to recover their original investment of $40,000. In July 2002 the Company settled with the shareholder and agreed to issue 40,000 new shares of restricted stock and 60,000 warrants to purchase additional stock at $1 per share, exercisable in three years, to settle their demand. As of November 4, 2002 these shares and warrants have not been issued by the Company.

MERCHANTWAREHOUSE.COM - In April 2002, a former agent of the Company initiated arbitration against the Company. The firm is claiming improper termination of its agency agreement and has requested $1,000,000. The Company intends to defend the claim vigorously. It is not possible at this time to determine the outcome of the case or the possible loss, but management does not believe that the outcome will have a material adverse effect on the Company. No amounts have been accrued in this matter.

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

     None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2002.


ITEM 5.           OTHER INFORMATION

     Mr. Eric J. Odegard was terminated as President of Processing Source International, Inc. effective October 31, 2002 due to the elimination of his position, and he has since been removed from the Accesspoint Corporation Board of Directors. Mr. William R. Barber was elected Chief Executive Officer of Accesspoint Corporation by unanimous decision of the Board of Directors on November 4, 2002. In addition, Mr. Barber has been appointed to fill the vacancy on the Board of Directors. Mr. Barber is the majority shareholder of Ameropa Ltd. and Merchants Billing Services, Inc. and holds a major equity position in Net Integrated Systems Ltd.

     In October 2002, Processing Source International, Inc. entered into a Support Services Agreement with Merchants Billing Services, Inc. whereby MBS was contracted to be the exclusive provider of underwriting, customer, technical and administrative support services for PSI. MBS has agreed to provide these services at its cost and is granted the right to use the Company's fixed assets, at no charge, as they are needed. The term of the agreement is for five years, with annual renewal clauses.

     In November 2002, the Company assigned its rights under an operating lease for office facilities in Los Angeles, California to Merchants Billing Services, Inc. As of the date of this filing, Accesspoint has consolidated its corporate and operational offices and moved them to Carson City, Nevada.


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

        10.39 **Form of First Amendment to Stock Option Agreement between shareholder and Net Integrated Systems, Ltd.

        10.40 **Form of Stock Pledge Agreement between shareholder and Net Integrated Systems, Ltd.

        10.41 **Management Agreement between Accesspoint Corporation, Processing Source International, Inc. and Net Integrated Systems, Ltd.

        10.42     **Revolving Line of Credit Agreement

        10.43     **Secured Loan Agreement

        10.44 *** Merchant Portfolio Purchase Agreement between Processing Source International, Inc. and Northwest Systems, LLC

        21.00     *List of Subsidiaries

        99.1      Certification-CEO

        99.2      Certification-CFO


     * Incorporated by reference from the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001
     ** Incorporated by reference from the exhibit to the Current Report on Form 8-K filed by us on January 14, 2002
     *** Incorporated  by  reference  from the  exhibit  to the  Second  Amended
         Quarterly Report on Form 10-QSB filed by us on August 2, 2002


     B.  REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 18th day of November, 2002.


Dated:  November 18, 2002                     ACCESSPOINT CORPORATION


                                              By:  /s/ WILLIAM R. BARBER
                                              __________________________
                                              William R. Barber,
                                              Chief Executive Officer and
                                              Chief Financial Officer


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


       Signature                       Title                      Date


/s/ WILLIAM R. BARBER           CEO, CFO & Director          November 18, 2002
______________________
William R. Barber



/s/ CHRISTINE CROCKER           Secretary                    November 18, 2002
______________________
Christine Crocker

                             ACCESSPOINT CORPORATION


I, WILLIAM R. BARBER, certify that:
   _________________

1. I have reviewed this quarterly report on Form 10-QSB of Accesspoint Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 18, 2002                      ACCESSPOINT CORPORATION
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ WILLIAM R. BARBER
                                      __________________________________________
                                      William R. Barber
                                      Chief Executive Officer

                             ACCESSPOINT CORPORATION


I, WILLIAM R. BARBER, certify that:
   _________________

1. I have reviewed this quarterly report on Form 10-QSB of Accesspoint Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a.) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b.) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "EVALUATION DATE"); and
                                     _______________

         c.) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a.) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b.) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATED:  NOVEMBER 18, 2002                      ACCESSPOINT CORPORATION
_________________________             __________________________________________
                                                  (Registrant)



                                      /s/ WILLIAM R. BARBER
                                      __________________________________________
                                      William R. Barber
                                      Chief Financial Officer