Form 10KSB
period 2002-12-31
ACCESSPOINT CORP /NV/
filed 2003-04-16
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)

     [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

     [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


  FOR THE TRANSITION PERIOD FROM _____________________TO _________________


                        COMMISSION FILE NUMBER: 000-29217


                             ACCESSPOINT CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                  95-4721385
-------------------------------          ---------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     6171 W. Century Blvd., Suite 200
           Los Angeles, CA                                  90254
------------------------------------------        -------------------------
 (Address of Principle Executive Offices)                  (Zip Code)


                                 (310) 846-2455
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,337,695.

The aggregate market value of the voting stock held by non-affiliates of the issuer on April 9, 2003 based upon the average bid and asked prices of such stock on that date ($0.20) was $4,832,793. The number of issuer's shares of Common Stock outstanding as of December 31, 2001 was 24,163,965.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                             ACCESSPOINT CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2002
                                TABLE OF CONTENTS

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
Item 14. Controls and Procedures

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of Accesspoint Corporation (hereafter "we", "us", and "our") that reflect assumptions made by management and management's beliefs based on information currently available to us. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of our products and services, our ability to develop new products and services cost-effectively, our ability to raise capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

     There may be other risks and circumstances that we are unable to predict. When used in this Form 10-KSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

     A. GENERAL

     We were incorporated in Nevada on October 11, 1995. On March 19,1999 we merged with Yamahama's, Inc., a Nevada corporation. On April 12, 2000 we merged with J.S.J. Capital, III, Inc., a Nevada corporation. Reference to Company or Accesspoint Corporation ("we", "us" and "our") in this report refers to the historical Accesspoint Corporation, and its wholly owned subsidiaries, Processing Source International and Black Sun Graphics, unless the context otherwise requires.

     B. BUSINESS OVERVIEW

     We are a vertically integrated provider of electronic transaction processing and value-added business services. Our transaction processing service routes, authorizes, captures, and settles all types of non-cash payment transactions for retailers and businesses nationwide. We service the payment processing needs of sellers by (1) providing merchant underwriting, risk management and account services, and (2) supporting the network and technology services necessary for both retail (in-store) and Internet point of sale transactions. To this core function we provide sellers with a entire suite of integrated business applications that centralize the management of (A) both in-store and online transaction processing and accounting, (B) automated web site design, hosting services and catalog creation and management, (C) merchandising and benefits management, (D) order processing and tracking services, and (E) a whole host of reporting and monitoring tools.

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

            Major changes are occurring within the payment systems that enable the exchange of value between buyers and sellers. The proliferation of non-cash payment methods such as credit and debit card, smart card, electronic checking and Automatic Clearing House ("ACH"), stored value, electronic benefit transfer
(EBT), loyalty programs, gift card and future electronic payment systems require that merchants be prepared to accept an array of e-payment types subject to the demands of which ever payment type a buyer chooses for a given purchase.

     Businesses such as banks, transaction processors, software vendors and internet service providers ("ISPs") that service the needs of businesses in this changing environment typically provide single service solutions, such as Internet hosting services from an ISP or credit card processing through a processor. Typically, businesses are forced to manage many disjointed relationships without the benefits of a centralized service that provides systems management, customer service and a multi-faceted e-payment and e-commerce solution.

     The complexities and inherent flaws of this service environment present a significant business opportunity for us and have served to increase the need for our solutions and our value proposition for our prospective clients.

            C. SIGNIFICANT DEVELOPMENTS

     In the first quarter of 2002, we acquired the credit card processing merchant portfolio of Northwest Systems, LLC. We believed the acquisition would allow us the opportunity to maximize the profitability of this portfolio by lowering the agent expenses, cross-selling our other services and products and increasing rates and fees on the accounts. Due to an inordinately high attrition rate after the acquisition, coupled with misrepresentations on the part of the seller, we withheld full payment for the acquisition. The parties to the transaction are in litigation. Please refer to Item 3, Legal Proceedings. In February 2002, we sold a portfolio of merchants to the agent and recorded non-operating income related to the sale. In March 2002, we were named in a series of lawsuits ("Bentley suits") by the Bentley family and related entities (collectively "Bentley Family"). Please refer to Item 3, legal Proceedings.
     In the second quarter of 2002, our Company settled the litigation with the Bentleys under the terms of a Settlement and Mutual Release Agreement dated June 26, 2002.
     In the third quarter of 2002, we consolidated our operations into a single shared facility located at 6171 W. Century Blvd. Suite 200 Los Angeles.

     In the fourth quarter of 2002, the Bentley Family claimed to rescind the June 26, 2002 Settlement and Mutual Release Agreement and reinitiated its actions against us and our officers. In October 2002, we were informed that Net Integrated Systems, a primary source of funding for our Company's operations was in receivership and would no longer provide a source of financing, liquidity or cash. The Board of Directors terminated the management agreement in place with Net Integrated Systems at that time. We entered into a new management agreement with Merchants Billing Services ("MBS") on October 15, 2002. Pursuant to the terms of the management agreement, MBS provides to us; cash management, a source of financing, liquidity, underwriting, administrative, customer support and technical support services to our Company. We reimburse MBS up to $170,000 per month for the costs incurred in managing our business and pay a $10,000 management fee per month. On November 1, 2002, we transferred all employees, except officers and control parties, to the payroll of MBS. We lease employees from MBS pursuant to the terms of the management agreement.


     D. ACCESSPOINT PRODUCTS AND SERVICES

     Merchant bankcard services and e-commerce tools highlight our solutions. These components may each be broken down into individual products and services that may be sold in any combination and customized delivery methods can be developed for their unique marketplace.


     MERCHANT ACCOUNTS (MERCHANT BANKCARD PROCESSING)

     We are a primary processor and underwriter of electronic financial transactions, as a member processor, under the sponsorship of Chase Manhattan Bank, within the Visa/MasterCard association for the processing of card transactions and the National Automated Clearing House Association ("NACHA") network for the processing of electronic checks and check conversion under the sponsorship of Provident Bank.

     We provide sellers with point of sale ("POS") terminal equipment, transaction routing and authorization, settlement, Internet-based processing services, risk management, stored value, loyalty program support and sponsorship into all credit card associations (such as VISA and MasterCard) and major debit networks (such as STAR, Pulse, and NYCE). This combination of products are all sold and serviced through Processing Source International.

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

     MERCHANT MANAGER ENTERPRISE offers a complete, secure electronic commerce solution. Web browser-based administration tools provide businesses with a simple interface for controlling catalog and content creation, accounts and discount management, point of sale and inventory control systems, marketing tools and program administration, legacy systems information management (through information import and export features), reporting and tracking tools, tax and shipping calculation, and the secure transaction processing features of our Transaction Manager system. These services come with hosting, e-mail and technical support. The system is virtually platform-independent and is accessed through a simple Internet connection.

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

     F. COMPETITION

     Our current and prospective competitors in the market segments we serve include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than we do. The major strengths of our competitors in many cases include their longer operating histories, greater installed bases and greater name recognition. Our principal competitors include major national and regional banks such as Wells Fargo & Co. and Bank of America Corp., local processing banks such as Imperial Bank and Universal Savings Bank, non-bank processors such as Nova Information Systems, Concord EFS, Inc. and First Data Merchant Services, check conversion and authorization processors such as CrossCheck, Inc. and TeleCheck Services, Inc. and other independent service organizations who re-sell these payment processing services such as Electronic Exchange Systems, Retriever Payment Systems and Cardservice International, Inc. In each of our payment processing service types, we compete against other companies who have a dominant share of each market.

     Additionally, there are competitors in the processing market who focus exclusively on providing electronic payment processing software and hardware services. Our services provide web-based or outsourced transaction processing and management software services, which compete in this market segment in an Application Service Provider ("ASP") model. Our principal competitors in software services include boxed software, or merchant-deployed software, developers such as Go Software, Inc. and Hewlett-Packard Co., outsourced or ASP model developers and service providers such as Clear Commerce Corp., Signio (a subsidiary of VeriSign, Inc.) and AuthorizeNet.

     The potential exists that our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. Competition could impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop new technologies that render our existing or future services obsolete, unmarketable or less competitive. Our current and potential competitors may make strategic acquisitions or establish cooperative relationships among themselves or with other e-commerce transaction service providers, thereby increasing the ability of their services to address the needs of our prospective customers. Our current and potential competitors may establish or strengthen cooperative relationships with our current or future channel partners, thereby limiting our ability to sell services through these channels. Competitive pressures could reduce our potential market share or require the reduction of the prices of our services, either of which could materially and adversely affect our business, results of operations or financial condition.

     G. CUSTOMERS AND MARKETING

     We market our services through a variety of channels including direct solicitation and limited advertising. Our employees are utilized in the direct solicitation of new clients and the cross selling of additional services to existing clients. We market on a nationwide basis for card processing services. Most of the merchant service businesses are marketed regionally by sales forces associated with independent sales organizations ("ISO"). We have been effective in signing new merchant clients through direct sales efforts by our employees, bank alliance partner employees and ISOs.

     H. SEASONALITY

     Portions of our business are seasonal. Revenues and earnings are affected favorably by increased card and check volume during the Halloween and subsequent holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter.

     I. REGULATION

     Various aspects of our service areas are subject to federal and state regulation, which, depending on the nature of any noncompliance, may result in the suspension or revocation of any license or registration at issue, as well as the imposition of civil fines and criminal penalties.

     Certain of our activities are subject to the Federal Fair Credit Reporting Act, and various similar state laws. Our collection activities are subject to the Fair Debt Collection Practices Act and various similar state laws.

     We have developed compliance programs to monitor regulatory requirements and developments, and to implement policies and procedures to help satisfy these requirements. We have developed compliance programs focused on agent training and monitoring to help ensure legal and regulatory compliance by our agents. Additionally, we continue to enhance our compliance policies and programs to help augment our compliance efforts.

     J. EMPLOYEES

     As of December 31, 2002, we have no full-time or part-time employees. We lease our employees from Merchants Billing Services ("MBS") under the terms of that certain Master Support Services Agreement. We lease 51 full-time and 1 part-time employees from MBS. We expect to decrease the number of leased employees in 2003. None of our leased employees is represented by a labor union or is subject to a collective bargaining agreement, nor have we experienced any work stoppage.

ITEM 2.  DESCRIPTION OF PROPERTY

     We do not own any real property. As of December 31, 2002, we pay $5,000 per month to MBS for the use of a shared facility under the terms of the Master Support Services Agreement dated October 15, 2002


ITEM 3.  LEGAL PROCEEDINGS

     We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of our business activities. We describe below only those matters that we consider to be material.

     Citicorp - During 2001 we vacated office facilities we had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against us for the remaining amount of unpaid rent and other various expenses. A judgment was filed against us in the amount of $95,000. As of December 31, 2002 we have accrued for the liability in full on our Balance Sheet. No payments have been made.

     Roycap - As of December 31, 2002 we were in default on our loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. We have recently entered into a settlement agreement, stipulating to a $730,000 judgment. As of December 31, 2002 we have accrued for the liability in full on our Balance Sheet. No payments have been made.

     Bentley Promissory Notes - Various family trusts related to James W. Bentley, a former director, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. We believe these claims were settled by the June 26, 2002 Settlement. In any event, we believe the sums due are substantially less than claimed. We continue to fight these actions vigorously. No amount has been accrued for the possibility of an adverse outcome.

     Merchants Warehouse.com ("MWC") - MWC filed a claim against PSI for breach of an independent sales agent agreement. We dispute the claim. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made in interim award of $296,720 in favor of MWC and denied our counterclaim. The arbitrator directed us to pay the agent residuals according to the terms of our agreement with the agent. We have made all payments to the agent since the date of the award. The amount of the award has been accrued.

     Northwest Systems, LLC ("NWS") - NWS filed two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract. PSI had agreed to purchase certain merchant accounts from NWS. In the lawsuit, NWS seeks to recover damages for alleged breach of the contact to purchase NWS. In the arbitration, NWS claims that NWS has not been paid all residual payments due it under its agency contract with PSI. We are vigorously defending against these claims. We have accrued all potential residual payments due to Northwest Systems, LLC.

     EAB Leasing Corp. ("EAB") - We settled a lawsuit by EAB over an equipment lease. Pursuant to the settlement, we stipulated to a judgment in the amount of $72,000. We are paying this off at the rate of $3,000 per month.

     Moceri Leasing Co. ("Moceri") - Moceri, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending against this claim. The total amount of any potential judgment for the value of the equipment has been accrued in the amount of $25,000.

     Leverage Leasing Co. ("LLC") - LLC, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending against this claim. The total amount of any potential judgment for the value of the equipment has been accrued in the amount of $32,977.

     CIT Communications Co. ("CIT") - CIT, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending against this claim. The total amount of any potential judgment for the value of the equipment has been accrued in the amount of $44,450.

     Global Attorneys Network Co. ("GAN") - GAN, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending itself against this claim. The total amount of any potential judgment for the value of the equipment has been accrued in the amount of $49,031.

     Arden Realty, Inc. ("Arden") - Arden is a former landlord of PSI. Arden brought this action to recover unpaid rent. Our Company has entered into a settlement agreement with a stipulated judgment of $57,789. We have paid $20,000 toward the satisfaction of this judgment. We are making monthly payments of $5,000.

     Floratos, Loll & Devine ("FLD") - Our former attorneys have made a claim for services performed. We have entered into a settlement agreement with a stipulated judgment in the approximate amount of $85,000. We have accrued this liability. No payments have been made.

     Bas Mulder ("Mulder") - Mulder is the former owner and employee of Black Sun Graphics, Inc. ("BSG"). Mulder claims damages in excess of $430,000 related to our purchase of BSG. We intend to vigorously defend this action. We have entered into a verbal agreement to settle the action. The terms of settlement include completion of predecessor entity's tax returns for the year 2000, 2001 and 2002 and payment of all tax liabilities owed on behalf of BSG. We have satisfied part of the terms of the verbal agreement. No trial date has been set.

     Bentley v. William R. Barber, et al. - On March 22, 2002, James Bentley ("Bentley"), a shareholder and former employee and director, filed a shareholder derivative lawsuit against us and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasions, Bentley also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Bentley's requests for provisional relief have been granted. On June 26, 2002, the parties to the action executed a Settlement Agreement. Bentley purported to rescind the Settlement Agreement in early December 2002. Bentley thereafter filed an ex parte application for temporary restraining order, which the court denied on December 24, 2002. The Court set a hearing for Bentley's application for preliminary injunction in late January 2003. Bentley thereafter continued the hearing on the application for preliminary injunction on several occasions. Ultimately, after we filed our opposition to the preliminary injunction request, Bentley withdrew his application for preliminary injunction. A number of depositions were conducted and motions filed during January and February 2003. Currently the parties have agreed to a short stay of discovery pending the outcome of ongoing settlement negotiations, although Bentley has recently re-noticed several depositions. No trial date has been set. To the extent that settlement negotiations are not successful, we will vigorously contest Bentley's allegations and contention, including vigorously pursuing discovery in the case to obtain all information necessary to conduct a proper defense. We have recorded no liability for the potential of an adverse outcome of the action.

     For a similar discussion of Legal Proceedings, please refer to Note P, Litigation and Contingencies, attached as a part of the financial statements filed herewith and incorporated hereby.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 2002.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is quoted on the over-the-counter bulletin board system ("OTC-BB") under the symbol "ASAP." The table below reflects the high and the low bid and ask quotations for each of our fiscal quarters for the last fiscal year. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.


                                      2002
                         -------------------------------
                          HIGH                      LOW
     ---------------------------------------------------

     1st Quarter         $ 1.45                   $ 0.60
     ---------------------------------------------------

     2nd Quarter         $ 1.00                   $ 0.33
     ---------------------------------------------------

     3rd Quarter         $ 0.83                   $ o.33
     ---------------------------------------------------

     4th Quarter         $ 0.43                   $ 0.20
     ---------------------------------------------------


                                      2000
                         -------------------------------
                          HIGH                      LOW
     ---------------------------------------------------

     1st Quarter         $ 3.94                   $ 0.88
     ---------------------------------------------------

     2nd Quarter         $ 2.00                   $ 1.08
     ---------------------------------------------------

     3rd Quarter         $ 1.64                   $ 0.18
     ---------------------------------------------------

     4th Quarter         $ 1.70                   $ 0.26
     ---------------------------------------------------

     A. NUMBER OF HOLDERS

     As of December 31, 2002, we had 1,283 common shareholders of record, not including approximately 1,000 common shareholders holding their shares in street name in brokerage accounts. On April 9, 2003, the last reported sales price of our common stock on the OTCBB was $0.20 per share.

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

     B. DIVIDENDS

     The payment of dividends is within the discretion of the Board of Directors of our Company. We currently intend to retain all earnings, if any, in the foreseeable future for use in the development of our business. We have not paid dividends since inception. It is not anticipated that any dividends will be paid in the foreseeable future and there can be no assurance that dividends can or will ever be paid. The payment of dividends is contingent upon future earnings, if any, our financial condition and capital requirements, general business conditions and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the financial statements and related notes contained elsewhere in this document. The discussion contained herein relates to the financial statements, which have been prepared in accordance with GAAP.

THE DISCUSSION IN THIS SECTION AND OTHER PARTS OF THIS REGISTRATION STATEMENT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS SUCH AS STATEMENTS OF OUR COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THESE STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THEY ARE MADE AS OF THE DATE OF THIS REGISTRATION STATEMENT, AND WE ASSUME NO OBLIGATION TO UPDATE THEM.

     A.  Summary of Financial Data

     The following summary financial data should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements included herein.


                            STATEMENT OF OPERATIONS

                            YEARS ENDED DECEMBER 31
                           -------------------------

                                                 2002              2001
                                             ------------       -----------

Revenues.................................... $ 13,337,695       $ 6,334,643
Cost of sales and services..................   11,108,684         4,045,880
Selling and marketing.......................      450,761           290,914
General and administrative..................    2,542,240         4,547,880
Profit (loss) from operations ..............     (763,990)       (2,550,031)
Other expense, net .........................    2,212,399         1,364,031
Extraordinary expense.......................            0                 0
Income taxes paid...........................            0             2,400
                                             ------------        -----------
Net profit (loss)........................... $ (2,977,388)      $(3,906,462)
                                             ============       ===========
Net loss per Common Share:
     Basic:................................. $      (0.12)      $     (0.20)
     Diluted:............................... $      (0.11)      $     (0.15)
Weighted average number of Common Shares:
     Basic:.................................   24,163,965        19,509,000
     Diluted:...............................   26,422,633        26,326,000

                           CONSOLIDATED BALANCE SHEET
                             YEARS ENDED DECEMBER 31
                          -----------------------------

                                                 2002              2001
                                             ------------       -----------

Cash..........................................   $      -          $ 78,229
Accounts receivable, net......................    382,903           255,873
Other current assets..........................    154,209            20,173
Fixed assets, net (1).........................    219,173           401,685
Other assets..................................  5,458,466         6,581,025
                                               ----------       -----------
  Total assets................................  6,214,750         7,336,985
                                               ==========       ===========

Total current liabilities.....................  5,791,862         4,632,601
Long term liabilities.........................          0                 0
                                               ----------       -----------
  Total liabilities                             5,791,863         4,632,601
                                               ----------       -----------

Common stock..................................     24,164            23,375
Preferred stock...............................      1,056             1,056
Additional paid in capital.................... 15,114,004        14,418,900
Retained earnings (deficit)...................(14,716,336)      (11,738,947)
                                              -----------       -----------
  Total shareholders' equity (deficit)........    422,888         2,704,384
                                              ===========       ===========
  Total liabilities and stockholders' equity..$ 6,214,750       $ 7,336,985
                                              ===========       ===========


(1) Includes net accumulated depreciation of $1,158,239 and $936,497 in 2002 and 2001, respectively.


     B. OVERVIEW

     As of December 31, 2002 more than 90% of our revenue is derived from the processing of credit card transactions through Chase Merchants Services, LLC. for more than 5,000 merchants. Software products consist of Merchant Manager Enterprise, a complete and secure fully-hosted e-commerce solution for small to midsize businesses, which provides an on-line store, catalog and credit card processing abilities; Transaction Manager, an on-line credit card processing solution for small to midsize businesses; and Merchant Manager, a hosted e-commerce solution providing a simple-to-learn and simple-to-use set of tools derived from Merchant Manager Enterprise. We provide hosting services in conjunction with our software products.

     We have incurred losses since the inception of our operations. At December 31, 2002, we had an accumulated deficit of ($14,716,336). In the past, we have relied substantially on private placement offerings of debt and equity to offset our losses and to fund our ongoing operations, research and development programs and business activities. We are currently cashflow neutral, having enough operating inflows to support our ongoing operations on a monthly basis. Regrettably, the slim margin of profitability associated with our core business provides no opportunity, in the short- or long-term to repay our approximate $6,000,000 in debt. With ongoing litigation with the Bentleys draining our slim resources, the only viable option for our future is the sale of a part of the merchant portfolio to a third party. By using the proceeds from the sale of the portfolio to reduce debt, we could plan for the future. Without the sale of the merchant portfolio, our reorganization or liquidation is imminent.


     C. RESULTS OF OPERATIONS

     Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

     Revenues for the year ended December 31, 2002 increased to $13,377,695 from $6,344,643 for the year ended December 31, 2001. The increase of $6,993,061, or 111% is due to increased revenues associated with the addition of more than 3,000 new merchants and the resultant increase in credit card processing transaction volume of our merchant portfolio.

     Cost of sales for the year ended December 31, 2002 increased to $11,108,684 from $4,045,880 for the year ended December 31, 2001. The increase of $7,062,804, or 175%, resulted from the increase in credit card processing transaction fees associated with the increase in credit card processing volume.

     Selling and marketing expenses for the year ended December 31, 2002 increased to $450,761 from $290,914 for the year ended December 31, 2001. This increase of $159,847, or 55% resulted from increased sales efforts for acquisition of credit card processing accounts.

     General and administrative expenses for the year ended December 31, 2002 decreased to $2,543,240 from $4,547,880 for the year ended December 31, 2001. The decrease of $2,004,640, or 44% resulted primarily from a decrease in headcount and our associated wages and related employee benefit costs, consolidation of three offices into a single shared office environment, cellular and telecommunication costs, as well as a keen concentration on the reduction of all operating costs of our Company.

     Interest expense, net, for the year ended December 31, 2002 was $504,151, as compared to $162,164 for the year ended December 31, 2001. The increase of $341,987 or 211% in interest expense resulted primarily from the accelerated interest costs of the Roycap and IRS debt as well as the carrying cost of the Secured Revolving Line of Credit due to Ameropa, Ltd.

     Other Expense, net of Interest expense was $1,708,248 for the year ended December 31, 2002 compared to $1,201,867 that represents an increase of $506,381 or 43%. This increase is attributable to more than $1,200,000 in new amortization expense of the deferred financing cost other asset, as well as growing litigation settlement expenses. We benefited from the forgiveness of almost $500,000 of debt by Net Integrated Systems.

     Net losses for the years ended December 31, 2002 and December 31, 2001 were ($2,977,388) and ($3,906,462), respectively. The decrease in loss of $929,704 or 24% was primarily related to increased revenues and a reduction of general and administrative expenses.


     D. LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 2002 were ($27,195), compared to $78,229 at December 31, 2001 a decrease of $105,424, which represented a decline of 135%. We are without operating capital and we have no known sources of funding at our disposal. Management is actively pursuing the sale of our assets to pay off debt and fund future operations.

     Net Cash used in operations decreased to $1,642,643 for the year ended December 31, 2001 from $2,110,447 for the year ended December 31, 2001 or a resulted efficiency in cash of $467,804 or 23%. This efficiency was primarily accomplished by increased effectiveness in operations. By reducing headcount, office spaces and an increased focus on cost containment we were able to operate leaner than in prior years.

     Net Cash used in investing activities increased to $239,389 as of December 31, 2002 from $54,606 as of December 31, 2001. This increase of $184,783 or 339% was primarily due to the acquiring of merchant portfolios in the marketplace for processing through our credit card processing platform.

     During the year ended December 31, 2001, we generated net cash of $2,211,328 from financing activities as compared to $954,123 for the year ended December 31, 2002. The decrease of $1,257,205 resulted from a decrease in private placement fundraising activities.

     As of December 31, 2002, we share office spaces with Merchants Billing Services under a sublease held by Merchants Billing Services. We pay Merchants Billing Services $5,000 per month for its share of the space and related utility usage. We do not anticipate moving in the year 2003.

     We had, at December 31, 2002, negative working capital. We believe that cash generated from operations will not be sufficient to fund our current and anticipated cash requirements. We believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. We are currently cashflow neutral, having enough operating inflows to support our ongoing operations on a monthly basis. Regrettably, the slim margin of profitability associated with our Company's core business provides no opportunity, in the short- or long-term to repay our Company's almost $6,000,000 in debt. With ongoing litigation with the Bentleys draining our Company's slim resources, the only viable option for our future is the sale of a part of our merchant portfolio to a third party. By using the proceeds from the sale of the portfolio to reduce debt, we could plan for the future. Without the sale of the merchant portfolio, our reorganization or liquidation is imminent.

     E. NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carry forwards of approximately $13,833,388 as of December 31, 2002 and $10,760,000, as of December 31, 2001. These carryforwards will expire at various dates through the year 2016. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations (see "Risks of Our Business Limitations on Net Operating Loss Carry Forward").


ITEM 7.  FINANCIAL STATEMENTS

  Due to the recent resignation of our former accountant, we are providing the following financial statements UNAUDITED. Our UNAUDITED consolidated financial statements for the periods ended December 31, 2002 and December 31, 2001 are filed herewith. We have prepared the financial statements in conformity with generally accepted accounting principles of the United States of America as well as the Securities Exchange Act of 1934 and those applicable sections of Regulation S-B.

                             ACCESSPOINT CORPORATION

                   UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2002 AND 2001

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                     ASSETS
                                     ------
                                               December 31,     December 31,
                                                  2002             2001
                                               ----------       -----------
Current Assets
         Cash and cash equivalents                     $0           $78,229
         Accounts receivable, net                 382,902           255,873
         Inventory                                      0             6,366
         Other assets                             152,721                 0
         Prepaid expenses                           1,488            13,807
                                                ---------         ---------

                  Total Current Assets            537,111           354,275
                                                ---------         ---------

Fixed Assets
         Furniture and equipment (net)            219,173           401,685
                                                ---------         ---------

                  Total Fixed Assets              219,173           401,685
                                                ---------         ---------

Other Assets
         Deferred financing costs (net)         5,023,691         6,288,967
         Portfolio Purchase                       154,667                 0
         Deposits                                 280,108           292,058
                                                ---------         ---------

                  Total Other Assets           $5,458,466        $6,581,025
                                                ---------         ---------

         Total Assets                          $6,214,750        $7,336,985
                                               ==========        ==========

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                               December 31,     December 31,
                                                  2002             2001
                                               ----------       -----------
Current Liabilities
         Accounts payable                      $1,218,548        $1,467,688
         Bank overdraft                            27,195                 0
         Accrued payroll taxes and penalties    1,398,603         1,091,080
         Accrued liabilities                      604,792           338,233
         Deferred compensation                          0           221,477
         Merchant loss reserve                     19,465            99,465
         Line of credit                         1,687,381                 0
         Current portion, capitalized leases      270,877           303,158
         Current portion, notes payable           565,000         1,111,500
                                               ----------        ----------

         Total Current Liabilities              5,791,862         4,632,601

Capital Lease obligations,
 net of current portion                                 0                0

         Total Liabilities                      5,791,862         4,632,601
                                               ----------        ----------

Stockholders' Equity

         Common stock, $.001 par value,
         25,000,000 shares authorized,
         24,163,965 and 23,375,208 issued
         and outstanding, respectively             24,164            23,375

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized,
         1,055,600 shares issued and
         outstanding, respectively                  1,056             1,056
         Additional paid in capital            15,114,004        14,418,900
         Retained deficit                     (14,716,336)      (11,738,947)
                                               ----------       -----------

         Total Stockholders' Equity               422,888        2,704,384
                                               ----------       -----------

         Total liabilities and
         Stockholders' Equity                  $6,214,750        $7,336,985
                                               ==========        ==========

                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED

                                               December 31,     December 31,
                                                  2002             2001
                                               ----------       -----------

Sales, net                                    $13,337,695        $6,344,643

Cost of sales                                  11,108,684         4,045,880
                                               ----------       -----------

         Gross profit                           2,229,011        2,298,763

Selling expenses                                  450,761          290,914

General and administrative expenses             2,543,240        4,547,880
                                               ----------       -----------

         Income (loss) from operations           (764,990)      (2,540,031)
                                               ----------       -----------

Other (Income) Expense
         Interest income                          (15,634)         (17,105)
         Penalties                                209,811           90,137
         Loss on disposal of assets               130,009           45,216
         Bad debt expense                         130,965          291,846
         Miscellaneous                             16,989          (3,165)
         Loss contingencies and legal
         settlements                              224,998          307,500
         Depreciation expense                     198,465          494,030
         Amortization of
          deferred financing costs              1,265,276           37,414
         Debt forgiveness                        (452,632)         (44,006)
         Interest expense                         504,151          162,164
                                               ----------       -----------

         Total Other (Income) Expense           2,212,398        1,364,031
                                               ----------       -----------

         Income (loss) before income
         Taxes and extraordinary items         (2,977,388)      (3,904,062)

Provision for income taxes                              0             2,400
                                               ----------       -----------

         Net income (loss)                     (2,977,388)      ($3,906,462)
                                               ==========       ===========

         Net loss per share (basic and diluted)
                  Basic                            ($0.12)           ($0.20)
                  Diluted                          ($0.11)           ($0.15)

         Weighted average number of shares
                  Basic                        24,163,965        19,509,000
                  Diluted                      26,422,633        26,326,000

                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                               December 31,     December 31,
                                                  2002             2001
                                               ----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                    ($2,977,388)      ($3,906,462)

Adjustments to reconcile net loss to net
cash used in operating activities:
         Amortization                           1,265,276            37,414
         Depreciation                             198,465           326,872
         Portfolio purchase write down             45,312                 0
         Loss on disposal of assets               130,000            45,216
         Services paid by stock issuance                0           426,518
         Decrease (Increase) in receivables      (127,000)          (55,249)
         Decrease (Increase) in inventory           6,366            (4,455)
         Decrease (Increase)
          in other current assets                (152,721)           16,682
         Decrease (Increase)
          in prepaid expenses                      12,319            12,622
         Decrease (Increase) in deposits           11,950           121,738
         (Decrease) Increase in accounts
         payable and accrued expenses            (249,140)           47,351
         (Decrease) Increase in bank overdraft     27,195                 0
         (Decrease) Increase
          in accrued payroll taxes                307,523           386,109
         (Decrease) Increase
          in accrued liabilities                  266,559           338,233
         (Decrease) Increase
          in merchant loss reserve                (80,000)           99,465
         (Decrease) Increase
          in deferred compensation               (221,477)           (2,500)
                                              -----------        ----------

         Total Adjustments                      1,440,627         1,796,015
                                              -----------        ----------

         Net cash used in operations           (1,536,761)       (2,110,447)
                                              -----------        -----------

                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                               December 31,     December 31,
                                                  2002             2001
                                               ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of portfolio                   (200,000)                0
         Purchase of fixed assets                 (39,289)          (54,606)
                                               ----------        ----------

         Net cash used in investing activities   (239,289)          (54,606)
                                               ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of notes payable                      0           119,000
         Payments on capital leases              (165,360)         (191,536)
         Line of credit                         1,687,382                 0
         Sale of stock                            148,604         2,283,864
                                               ----------        ----------

         Net cash provided
          by financing activities               1,670,626         2,211,328
                                               ----------        ----------

         Net change in cash and cash
         equivalents                             (105,424)           46,275
                                               ----------        ----------

         Cash and cash equivalents at
         Beginning of year                         78,229            31,954
                                               ----------        ----------
         Cash and cash equivalents at
         End of period                          ($ 27,195)          $78,229
                                               ==========        ==========

         Supplemental cash flows disclosures:
                  Income tax payments                  $0            $2,400
                                               ----------        ----------

                  Interest payments                    $0          $100,338
                                               ----------        ----------

                  Non cash investing
                   and Financing activities:

                    Stock issued for services          $0          $426,518

                  Common stock transfer
                   (see note R)                        $0        $6,326,381

                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    UNAUDITED


                                               December 31,     December 31,
                                                  2002             2001
                                               ----------       -----------
Retained (deficits)
         Balance at beginning of period      ($11,738,947)     ($7,832,485)
         Net income (loss)                     (2,977,389)      (3,906,462)
                                               ----------        ----------

         Balance at end of period             (14,716,336)     (11,738,947)
                                               ----------        ----------

Common stock, par value $.001
 (thousands of shares)
         Balance at beginning of period            23,375            16,558
         Issuance of common stock                     789             6,817
                                               ----------        ----------

         Balance at end of period                  24,164        14,418,900
                                               ----------        ----------

Preferred stock, $.001 par value
 (thousands of shares)
         Balance at beginning of period             1,056                 0
         Issuance of preferred stock                    0             1,056

         Balance at end of period                   1,056             1,056
                                               ----------        ----------

Additional paid in capital
         Balance at beginning of period        14,418,900         5,390,011
         Issuance of common stock                 148,604         2,702,508
         Transfer of notes payable                546,500                 0
         Transfer of common stock                       0         6,326,381
                                               ----------        ----------

         Balance at end of period              15,114,004        14,418,900
                                               ----------        ----------

Total Stockholders' equity and end of period     $422,888        $2,704,384
                                               ==========        ==========

                                    UNAUDITED

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Note A - NATURE OF OPERATIONS

         Incorporated in the State of Nevada, Accesspoint Corporation ("our Company") is a "C" Corporation as organized under the Internal Revenue Code. As of December 31, 2002, our Company has combined its mature Internet Application Services technology platform with its credit card and check-processing platform to provide bundled payment acceptance, processing and business management services. These programs provide customers with multiple payment acceptance capabilities including credit card and check transaction, a fully operational e-commerce and business management Website, and a central Web based management system for servicing both the brick-and-mortar and web based sides to each business.

         The Accesspoint advantage is full transaction processing, settlement and software delivered as a bundled service for the cost of an industry standard transaction fee. Furthermore, as a result of our Company's systems, prospective clients can be approved in a short period, instead of the several-day time frame typically implemented by our Company's competition.

         In November 2000, our Company launched its card processing division, managed by its wholly owned subsidiary, Processing Source International, Inc. and began earning card processing revenues in addition to its check processing revenues through the underwriting and processing of these electronic payment transactions in its growing merchant base.

         Our Company has targeted the Independent Sales Organization (ISO) and Independent Agent marketplace as a prime driver and sales channel for its services. Our Company's operating systems makes it simple for these sale organizations to electronically submit a client's application, track the progress of that application, monitor merchant service, and even track commissions, all in real time via a private label portal provided by our Company.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue Recognition
         Our Company recognizes revenue from; settlement fees for electronic payment processing, credit and debit card payment settlement, check conversion and financial processing programs and transaction fees related to the use of its software and credit card processing products, licensure of its software products. Revenue from software and hardware sales and services are recognized as products are shipped, downloaded, or used.

         Our Company reports income and expenses on the accrual basis for both financial and income tax reporting purposes.

         Principles of Consolidation
         The consolidated financial statements include the accounts of J.S.J. Capital III, Inc., Accesspoint Corporation, and its wholly owned subsidiaries Processing Source International, Inc. (PSI) and Black Sun Graphics, Inc. (BSG), collectively referred to within as our Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

         Risks and Uncertainties
         Our Company is subject to substantial risks from, among other things, intense competition from the providers of financial electronic payment processing, settlement services, software development and e-commerce service companies specifically and the technology industry in general, other risks associated with the Internet services industry, financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

         Reserve for Merchant Credit Losses
         Our Company establishes reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase is refunded to the customer by the merchant. If the merchant is unable to grant a refund, our Company or, under limited circumstances, our Company and the processing bank, must bear the credit risk for the full amount of the transaction. Our Company estimates its potential loss for chargebacks based primarily on historical experience. Obtaining collateral from merchants considered higher risk often mitigates the risk of loss. At December 31, 2002 and 2001, our Company had aggregate merchant credit loss reserves of $19,465 and $99,465, respectively.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Contingencies
         Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to our Company but which will only be resolved when one or more future events occur or fail to occur. Our Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against our Company or unasserted claims that may result in such proceedings, our Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in our Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed. Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

         Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include chargeback losses.

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

               Furniture and Fixtures       5 years
               Equipment                    5 years
               Hardware and Software3 years

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


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

         Inventory
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2002 and 2001, inventory consisted only of finished goods.

         Cash and Cash Equivalents
         Our Company considers all highly liquid investments purchased with initial maturities of three months or less to be cash equivalents.

         Concentration of Credit Risk
         Concentration of credit risk with respect to trade accounts receivable is not diversified. As of December 31, 2002 91% of the trade receivable were from Chase Merchant Services, LLC. The loss of Chase Merchant Services to our Company would be severely detrimental and could result in the termination and liquidation of our Company. Our Company actively evaluates the creditworthiness of Chase Merchant Services, LLC and is confident that the failure of the firm is neither likely nor imminent.

         Advertising
         Advertising costs are expensed in the year incurred.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

         Earnings Per Common Share
         Earnings per common share amounts are computed by dividing net income amounts by weighted-average common stock and common stock equivalents shares (when dilutive) outstanding during the period. The options to purchase common shares are considered to be outstanding for all periods presented but are not calculated as part of the earnings per share. Amounts utilized in per share computations are as follows:

                                                 Year Ended December 31,
                                                  2002             2001
                                                  ----             ----

         Weighted-average shares outstanding
               Basic weighted-average shares   24,163,965        19,509,000
               Common stock equivalents         1,776,445         3,629,449
               Convertible debentures             482,223         1,772,223


         Stock-based Compensation
         Statement of Financial Accounting Standards ("SFAS") No. 148, " Accounting for Stock Based Compensation - Transition and Disclosure (An amendment of FASB Statement No. 123)", established accounting and reporting standards for stock based employee compensation plans (See Note H). As permitted by the standard, our Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS ("SFAS") 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the fair value of our Company's stock and the amount an employee must pay to acquire the stock. Our Company has never accounted for awards of stock-based employee compensation under the intrinsic value method of APB No. 25.

         Impairment of Long-Lived Assets
         Our Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no such impairments to date.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

Note C - CASH

         Our Company maintains its cash balances at various banks in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 2002 and 2001, there were no uninsured balances held at these banks.

Note D - FIXED ASSETS

         Fixed assets consist of the following:
                                                  2002              2001
                                                  ----              ----
               Furniture and fixtures          $   68,493        $   71,304
               Office equipment                   245,431           244,623
               Computer hardware and software   1,061,423         1,022,195
               Leasehold improvements               2,064                 0
                                               ----------        ----------
                                                1,377,411         1,338,122
               Accumulated depreciation
                and disposal                   (1,158,239)         (936,437)
                                               ----------       -----------
               Total                           $  219,172       $   401,685
                                               ----------       -----------


     At December 31, 2002 and 2001 included in fixed assets are costs of $270,878 of assets recorded under capital leases.

     For the years ended December 31, 2002 and 2001, our Company recorded depreciation of $198,464 and $494,030, respectively.


Note E- COMMITTMENTS

         Capital Leases - Our Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as fixed assets; see Note E regarding related amounts. Future minimum payments under capital leases as of December 31, 2002, are as follows:


            2003                              $    73,791
            2004                                   11,594
                                              -----------
                                              $    85,385

         Total minimum lease payments              94,380
         Less amount representing interest         (8,995)
                                              -----------
         Present value of
          minimum lease payments                   85,385
         Less current maturities
          of capital lease obligations            (85,385)
                                              -----------
         Long-term capital lease obligations  $         0
                                              -----------

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note E - COMMITMENTS (CONTINUED)

         Operating Leases - In October 2002, our Company entered into a Master Support Services Agreement ("Agreement") with Merchants Billing Services ("MBS") this Agreement calls for the payment of $180,000 per month for salaries, office space & utilities, travel & entertainment, telecommunications, professional services and a management fee, with a quarterly adjustment of the payment based on actual for the preceding three months activity. Associated with the Agreement was the assignment of that certain Agreement of Sublease ("Sublease") dated as of August 2002 between Veridian and our Company (attached hereto). Veridian and the landlord Carlsberg Properties, Inc agreed upon the assignment of the Sublease. The Agreement is for an initial period of one year with automatic renewal. Future minimum rental payments under the Agreement are:


                  2003                       $  1,800,000


     Operating lease expense for the years ended December 31, 2002 and 2001 was $230,453 and $526,580, respectively.

NOTE F - STOCK AND STOCK WARRANTS

         Our Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At December 31, 2002, our Company has 25,000,000 Common Shares authorized and 24,163,965 shares issued and outstanding, of this amount 18,687,491 were restricted pursuant to Rule 144 of the Securities Act of 1933. Our Company had 5,000,000 Preferred Shares authorized and 1,055,600 issued and outstanding.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


NOTE F - STOCK AND STOCK WARRANTS (continued)

         In addition, our Company had outstanding at December 31, 2002, 482,223 warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through November 2006.

                                           Weighted Average     Weighted Average
         Exercise Price Range           Amount       Contractual Life Ex. Price
         --------------------           -------      ----------------  --------
         $0.01 - $0.34                   80,000      21months         $0.34
         $0.71 - $0.81                  312,223      46 months        $0.78
         $5.25 - $6.00                   90,000      23 months        $5.96

     Reconciliation of stock warrants from December 31, 2001 to December 31, 2002 is as follows:

                  Balance at December 31, 2001  1,772,223
                  Warrants expired             (1,290,000)
                  Warrants issued                       0
                                                ---------
                  Balance at December 31, 2002    482,223
                                                =========


         At December 31, 2002, our Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants             482,223
                  Exercise of employee stock options          1,776,445
                                                              ---------
                                                              2,258,668

     Our Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to December 31, 2002.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note G - LOSS PER SHARE

         Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted net earnings per share. The computations of basic net earnings per share and diluted net earnings per share for 2002 and 2001 are as follows:


                                                 2002              2001
                                                 ----              ----

         Net (loss) from operations           $(3,075,477)      $(3,906,462)
                                              -----------       -----------

         Basic weighted average shares         24,163,965        15,695,000
         Effect of dilutive securities:
            Common stock options                1,776,445         3,629,000
            Common stock warrants                 482,223         1,772,000
            Convertible debt                      360,000           360,000
            Convertible preferred stock         1,056,000         1,056,000
                                              -----------       -----------
         Dilutive potential common shares      27,838,633        22,512,000
                                              -----------       -----------

         Net earnings (loss) per share
          from continuing operations:
            Basic                                  ($0.13)           ($0.20)
            Diluted                                ($0.11)           ($0.15)

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note H - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

         In March 1999, our Company's stockholders approved the Accesspoint Corporation 1999 Stock Incentive Plan ("the Plan"), which superseded and incorporated, in all respects, the Accesspoint Corporation 1997 Stock Option Plan. Under the Plan, incentive or non-statutory stock options may be granted to employees, directors, and consultants. The options, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans. The Plan also permits payment for options exercised in shares of our Company's common stock. The maximum number of shares of our Company's common stock available for issuance under the Plan is six million (6,000,000) shares. Proceeds received by our Company from exercise of stock options are credited to common stock and additional-paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                                Number of       Weighted Average
                                                Shares          Exercise Price
                                                ---------       --------------
Outstanding at December 31, 2000                3,842,000         $    .81
Granted                                           264,000         $     .72
Exercised                                          (1,000)        $     .43
Canceled                                         (476,000)        $    2.50
                                                ---------         ---------
Outstanding December 31, 2001                   3,629,000         $     .55
Granted                                                 0                 0
Exercised                                               0                 0
Cancelled                                      (1,852,555)        $     .81
                                                ---------         ---------
Outstanding at December 31, 2002                1,776,445         $     .35
                                                ---------         ---------

Options exercisable at December 31, 2001        3,629,000         $     .55
                                                ---------         ---------
Options exercisable at December 31, 2002        1,776,445         $     .35
                                                ---------         ---------

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note H - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS (continued)

         Stock Options Exercisable at December 31, 2002:

         Range of          Number of                 Weighted
         Exercise          Shares                    Average
         Prices            Exercisable               Exercise Price
         ---------         -----------               --------------
         $0.32-0.37         1,776,445                 $    .35

         Our Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in our Company's financial statements because the exercise price of our Company's employee stock options equals the market price of our Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123 (accounting for Stock Based Compensation) our Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                  2002              2001
                                                  ----              ----
         Net earnings (loss):
            As reported                       $(3,075,477)      $(3,869,048)
            Pro forma                         $(3,075,477)      $(4,172,954)

         Basic earnings (loss) per share:
            As reported                            ($0.13)           ($0.20)
            Pro forma                              ($0.13)           ($0.21)

         Diluted earnings (loss) per share:
            As reported                            ($0.13)           ($0.15)
            Pro forma                              ($0.13)           ($0.16)

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note H - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS (continued)

         The weighted average estimated fair value of stock options granted during 2002 and 2001 was $0.00 and $0.08 per share, respectively. These amounts were determined using the Black-Scholes option-pricing model, which values options based on the stock price at the grant date, the expected life of the option, the estimated volatility of the stock, the expected dividend payments, and the risk-free interest rate over the expected life of the option. The assumptions used in the Black-Scholes model were as follows for stock options granted in 2002 and 2001:

                                                     2002              2001
                                                      ----             ----
         Risk-free interest rate                     4.50%             5.50%
         Expected volatility of stock                300%              350%
         Dividend yield                              0.0%              0.0%
         Expected life of options               36 months         36 months

         The Black Scholes option valuation model was developed for estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because option valuation models require the use of subjective assumptions, changes in these assumptions can materially affect the fair value of the options, and our Company's options do not have the characteristics of traded options, the option valuation models do not necessarily provide a reliable measure of the fair value of its options.

Note I - DEBT

         At December 31, 2002 and 2001, our Company had notes payable outstanding in the aggregate amount of $835,877 and $1,414,658, respectively. Payable as follows:

                                                    2002              2001
                                                    ----              ----
Note payable to the trust of a related party,
Interest at 12% per annum, due on demand               $0          $100,000

Note payable to a partnership, 10% per annum,
Due December 6, 2002, to a related party                0           160,000

Note payable to a corporation, interest at 5%
Per annum, due on demand                                0           167,500
Note payable to an individual, interest at
5% per annum, due on demand                       115,000           115,000

Various notes payable to a related party,
Interest rates from 8-10% per annum, due in 2002        0           119,000

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

Note I - DEBT (continued)

Note payable to a corporation, interest at
8% per annum, due October 16, 2002, convertible
at the option of the holder into common stock
equal to the face value of the note.              450,000           450,000

Capitalized lease obligations, interest at
varying rates, payments through May 2004          270,877           303,158
                                                  -------           -------

                                                  835,877         1,414,658

          Current portion                         835,877         1,414,658
                                                  -------         ---------

          Long-term portion                       $     0          $      0
                                                  -------          --------


Note K - COMPENSATED ABSCENSES

         As of December 31, 2002 our Company had no employees. Under the terms of the Master Support Services Agreement, Merchants Billing Services assumed accrued vacation liability for employees. As of December 31, 2002 the total vacation liability assumed by MBS was $29,602. As of December 31, 2001 the total vacation liability was $51,441.

Note L - RELATED PARTY TRANSACTIONS

         Our Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

Note L - RELATED PARTY TRANSACTIONS (continued)

         Under that certain Revolving Secured Line of Credit dated December 14, 2001 with NIS funding provided was provided by NIS' designated fiscal agent in the United States, Ameropa, Ltd. ("Ameropa"), a Bahamas registered foreign corporation. Mr. William R. Barber, President and Chief Executive Officer of us controls Ameropa. In February 2002, with the approval and authorization of the Board of Directors, Ameropa began to provide cash management services for us by sweeping our operating accounts on a daily basis and funding the same accounts as items were presented for payment. Ameropa also served as source of liquidity to us under the terms of that certain Secured Revolving Line of Credit by funding the chargeback and reject losses on our Company's credit card processing portfolio. During the year ended December 31, 2002 there were more than 300 transactions, none of a material size, between Ameropa and the various operating accounts of our Company. As of December 31, 2002 we were indebted to Ameropa, Ltd. under the terms of the NIS Revolving Secured Line of Credit $1,506,790. Mr. Barber was neither an officer nor a director until the agreements with NIS had been terminated on October 15, 2002. During the period in which Ameropa, Ltd. was providing liquidity, cash management and a source of funding to us Mr. Barber did not have an operational role at our Company, was not an officer, nor a member of the Board of Directors of our Company.

         In October 2002, we, with the approval and authorization of the Board of Directors, entered into a Master Support Services Agreement ("Agreement") with Merchants Billing Services, Inc. ("MBS"). The Agreement calls for MBS to provide underwriting, administrative support, customer support and technical support services as well as a source of financing, liquidity and cash management services to our Company. MBS is a Nevada corporation majority owned by Mr. William R. Barber, our President and Chief Executive Officer as of December 31, 2002. On November 1, 2002 MBS assumed responsibility for the payment of all of our employees as well as the assumption of their related accrued vacation and sick time. On November 1, 2002 MBS established a series of control accounts for the receipt and management of our cash. These control accounts are designated "For the Benefit Of" and are segregated from the operating accounts of MBS. Authority to move and withdraw funds from these accounts resides exclusively with Company personnel. For the year ended December 31, 2002, there were more than 50 transactions, none of a material size, between MBS and our Company. As of December 31, 2002, we are indebted to MBS for $150,990.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note L - RELATED PARTY TRANSACTIONS (continued)

         MBS is also an agent of our Company and sells our Company's products and services through its own network of subagents and sales personnel. As of December 31, 2002, under the terms of the agency agreement with MBS, our Company paid $101,558 in residuals.

         Pursuant to the terms of that certain Settlement and Mutual Release Agreement dated June 26, 2002, all liabilities as of the date of the settlement agreement owing and payable to James Bentley et. al., former directors, officers and current shareholders of our Company, were assigned to NIS for repayment. Subsequent to its assignment to NIS, NIS relieved our Company of the liability. Our Company recorded the cancellation of the obligations previously outstanding as a credit to Stockholders Equity - Additional Paid in Capital in the amount of $420,250.

Note M - INCOME TAXES

         Total Federal and State income tax expense for the years ended December 31, 2002 and 2001 amounted to $0 and $2,400, respectively. This represent the minimum annual tax liability under California tax code for the year 2001. No accrual for the potential tax liability under California tax code has been recorded for the year 2002. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for our Company to ever realize their benefit. For the years ended December 31, 2002 and 2001, there is no difference between the federal statutory tax rate and the effective tax rate. At years ended December 31, 2002 and 2001 our Company had available net operating loss carry-forwards of approximately $13,833,000 and $10,900,000 respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2016.

                                    UNAUDITED

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

Note N - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash and cash equivalents, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

         The carrying amounts of our Company's long-term debt and capital lease obligations approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to our Company on obligations with similar terms.

Note O - NET INTEGRATED SYSTEMS, INC.

         On December 20, 2001 our Company entered into several agreements with Net Integrated Systems, Inc. ("NIS") in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit. On October 15, 2002, in a verbal report delivered by Mr. William R. Barber, a Director of NIS, the Board of Directors was informed that NIS had been placed in receivership and would no longer provide a source of financing, liquidity or management services to our Company. Upon that date, the Board of Directors, by unanimous decision, voted to terminate all agreements with NIS, revoke any warrants, option or voting rights extended pursuant to those agreements, and demand return of the stock issued to NIS in consideration for extension of that certain Secured Revolving Line of Credit to our Company's treasury. As of April 9, 2003, the shares have not been returned to our Company.


Note P - LITIGATION AND CONTINGENCIES

         Our Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to our Company by management and its counsel.

         Citicorp - During 2001 our Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against our Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against our Company in the amount of $95,000. As of December 31, 2002 our Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note P - LITIGATION AND CONTINGENCIES (continued)

         Roycap - As of December 31, 2002 our Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 202, Roycap filed formal suit on its claim. Our Company has recently entered into a settlement agreement wherein it stipulated to a $730,000 judgment.

         Bentley Promissory Notes - Various family trusts related to James W. Bentley, a former director of our Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. Our Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. Our Company continues to fight these actions vigorously.

         Merchants Warehouse.com - This is a claim against PSI for breach of an independent sales agent agreement. The claim is disputed. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made in interim award of $296,720 and denied our Company's counterclaim. Our Company is directed to pay the agent residuals according to the terms of our Company's agreement with the agent. Our Company has made all payments to the agent since the date of the award. The amount of the award has been accrued.

         Northwest Systems, LLC - Two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract whereby PSI agreed to purchase certain merchant accounts from Northwest Systems, LLC ("NWS"). The first case (lawsuit) seeks to recover damages for alleged breach of the contact to purchase, while the second case (arbitration) claims that NWS has not been paid all residual payments due it under its agency contract with PSI. Our Company is vigorously defending itself against these claims. Our Company has accrued all potential residual payments due to Northwest Systems, LLC.

         EAB Leasing Corp. - This action by an equipment lessor on a defaulted lease was settled. Pursuant to the settlement, a stipulated judgment was entered in the amount of $72,000. Our Company is paying this off at the rate of $3,000 per month.

         Moceri Leasing Co. - This is an action by an equipment lessor on a defaulted lease. Our Company is vigorously defending itself against this claim. The total amount of any potential judgment for the value of the equipment has been accrued.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note P - LITIGATION AND CONTINGENCIES (continued)

         Leverage Leasing Co. - This is an action by an equipment lessor on a defaulted lease. Our Company is vigorously defending itself against this claim. The total amount of any potential judgment for the value of the equipment has been accrued.

         CIT Communications Co. - This is an action by an equipment lessor on a defaulted lease. Our Company is vigorously defending itself against this claim. The total amount of any potential judgment for the value of the equipment has been accrued.

         Global Attorneys Network Co. - This is an action filed on behalf of an equipment lessor on a defaulted lease. Our Company is vigorously defending itself against this claim. The total amount of any potential judgment for the value of the equipment has been accrued.

         Arden Realty, Inc. - This is an action brought by a former landlord of PSI to recover unpaid rent. Our Company has entered into a settlement agreement with a stipulated judgment of $57,789. Our Company has paid $20,000 toward the satisfaction of this judgment.

         Floratos, Loll & Devine - This is a claim asserted by former attorneys for our Company for services performed. Our Company has entered into a settlement agreement with a stipulated judgment in the approximate amount of $85,000.

         Bas Mulder - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by our Company. Our Company intends to vigorously defend this action. Our Company has entered into a verbal agreement to settle the action and has satisfied part of the terms of the verbal agreement. No trial date has been set.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note P - LITIGATION AND CONTINGENCIES (continued)

         Bentley v. William R. Barber, et al. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder and former employee and director of our Company, filed a shareholder derivative lawsuit against our Company and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasion, Plaintiff also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Plaintiff's requests for provisional relief have been granted. On June 26, 2002, the parties to the action executed a Settlement Agreement. Plaintiff purported to rescind the Settlement Agreement in early December 2002. Plaintiff thereafter filed an ex parte application for temporary restraining order, which the court denied on December 24, 2002. The Court set a hearing for Plaintiff's application for preliminary injunction in late January 2003. Plaintiff thereafter continued the hearing on the application for preliminary injunction on several occasions. Ultimately, after Defendant's; opposition to the preliminary injunction request was filed; Plaintiff took his application for preliminary injunction off calendar completely. A number of depositions and law and motion were conducted during January and February 2003. Currently the parties have agreed to a short stay of discovery pending the outcome of ongoing settlement negotiations, although Plaintiff has recently re-noticed several depositions. No trial date has been set. To the extent that settlement negotiations are not successful, our Company will vigorously contest Plaintiff's allegations and contention, including vigorously pursuing discovery in the case to obtain all information necessary to conduct a proper defense. Our Company has recorded no liability for the potential of an adverse outcome of the action.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note Q - PAYROLL TAXES

         Our Company is currently in negotiations with the Internal Revenue Service ("IRS") in regards to employment taxes not paid by former management during the year 2000. The IRS has made formal demand of amounts due and unpaid, including interest and penalties, from our Company, and has filed tax liens against all assets of our Company. Our Company has filed a request for an "Offer and Compromise" of all amounts owed by our Company. The IRS has recorded the request and halted all other collection activity until it has had time to review the matter. As of the date of this report the IRS has not responded to our Company.

         Our Company has recorded its liability in full to the IRS, including penalties and interest, on its Balance Sheet. At December 31, 2002 the approximate amounts owed by each Company are as follows:

                  Accesspoint                        $    592,543
                  PSI                                     718,177
                  BSG                                      34,773
                                                       $1,345,493

         Our Company also owes unpaid employment taxes to the California Employment Development Department ("EDD"). Our Company has entered into an installment agreement with the EDD and has been making all required payments. Our Company has recorded in full, including penalties and interest, its liability to the EDD as a liability on its Balance Sheet. At December 31, 2002 the remaining amount owed to the EDD is approximately $53,000.

                                    UNAUDITED


                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note R - DEFERRED FINANCING COSTS

         In December 2001, our Company, in accordance with APB 21 and SAB 79 our Company has recorded a deferred financing cost asset of $6,326,381. This amount is based on the number of shares that three shareholders directly transferred to Net Integrated Systems, Inc. (NIS) as an inducement for NIS to enter into the Revolving Line of Credit Agreement.

         Our Company will amortize the deferred financing cost over the life of the line of credit, which is five years. For the year ended December 31, 2002 our Company recorded amortization expense of $1,302,690.

         Our Company has proposed to the SEC Office of Chief Accountant the reversal of the deferred financing cost asset pursuant to the cancellation of the agreements with NIS and the anticipated return of the common stock issued in consideration for the extension of the Secured Revolving Line of Credit. The Office of the Chief Accountant is in the preliminary stages of its evaluation of our Company's proposal.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On April 4, 2003, in an email addressed to the controller of our Company, Lichter, Weil & Associates, independent auditors to the registrant, resigned.


     During the past two years the audited financial statements of the registrant prepared by Lichter, Weil & Associates contained an opinion that expressed that certain conditions indicated we might be unable to continue as a going concern.

     The Audit Committee of the Board of Directors has approved the change of the accountant and is currently conducting a search for new auditors.

     During the past two years there has been no disagreement with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.


     In March 2003, the former auditors advised us of the need to expand the scope of their audit, that unsubstantiated information had come to the auditor's attention during the time period covered by the audit then under way, that if further investigated, may have caused it to question management's representations or the information contained within our financial statements. Due to the auditor's resignation, the auditor did not so expand the scope of its audit or conduct such further investigation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     A. DIRECTORS AND EXECUTIVE OFFICERS

     The following table and text sets forth the names and ages of all directors and executive officers of our Company and the key management personnel as of December 31, 2002. The Board of Directors of our Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Except as otherwise noted, there are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                           DIRECTORS & EXECUTIVE OFFICERS


    NAME              AGE                    POSITION

Eugene Valentine       52                    Chairman of the Board of Directors
William B. Barber      57                    CEO, President, Director
Christine Crocker      36                    Secretary
Joseph Byers           76                    Director
William Devore         62                    Director
Michael Savage         82                    Director





                            KEY MANAGEMENT PERSONNEL


      NAME             AGE                     POSITION

Lawrence C Early       37                      Controller

     Mr. Eugene C. Valentine, Chairman of the Board, Member of the Audit Committee, Member of the Compensation Committee. Mr. Valentine joined the Board in October 2002. Mr. Valentine is the founder and CEO of the Financial West Group, based in Los Angeles. Mr. Valentine founded the Financial West Investment Group, Inc. in 1985. A firm with over 300 registered sales representatives in 52 offices throughout the United States. Mr. Valentine's experiences included serving for four years as Vice President of Marketing for Christopher Weil & Co., a NASD registered broker/dealer, and he was director of Real Estate Acquisitions for Windfarms, Ltd., an alternative energy subsidiary of Chevron USA. He also served as a stockholder and officer of Horizon Realty, a real estate brokerage firm located in San Francisco, following six years as a naval officer. He is a NASD registered securities principal, received a BS degree from Bethany College, and attended the University of Vienna, Austria. Mr. Valentine, through the Financial West Group is a shareholder of Accesspoint. Mr. Valentine is also the chairman of the Audit Committee. As an active participant in the securities industry, we have determined that Mr. Valentine is a financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     Mr. Michael Savage joined the Board in January 2003. Mr. Savage has been the founder of more than 15 successful companies, including Capital Reserve Corporation of Los Angeles. He has extensive business experience in equipment leasing, technology and the development of new marketplaces. Mr. Savage is expected to focus his energies on the development of our affinity cards. Mr. Savage is not a shareholder of Accesspoint.

     Mr. William DeVore joined the Board in January 2003. Mr. DeVore is an international businessman focusing exclusively on China for more than 30 years. Mr. DeVore provides trade financing for exports to North America from the Chinese marketplace. Mr. DeVore intends to focus his energies in the development of our international opportunities. Mr. DeVore is not a shareholder of Accesspoint.

     Mr. Joe Byers, Member of the Audit Committee, Member of the Compensation Committee. Mr. Byers joined the Board in January 2002. Mr. Byers has more than 40 years experience in the banking business and was most recently Senior Vice President of First National Bank based in Los Angeles. Mr. Byers focuses his time and attention on developing additional processing platforms and financial relationships for us. Mr. Byers is not a shareholder of Accesspoint.

     Mr. William Barber, President and Chief Executive Officer. Mr. Barber has been a Director since October 2002. Mr. Barber has been actively involved with the development of a number of start-up ventures. He has experience in a wide variety of fields of business and is an active investor in a number of e-commerce companies. Mr. Barber served in the United States Marine Corps as a gunnery sergeant for 23 years, retiring from active service in 1991. Mr. Barber is a shareholder of Accesspoint.

     B. COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Accesspoint. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us, we believe that, during the year ended December 31, 2002, all of our officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2002, by our Chief Executive Officer and other covered persons:


                           SUMMARY COMPENSATION TABLE
                                                               Restricted
Name and Principal                                             Stock
    Position            Year      Salary      Bonus    Other   Award(s)
                                   ($)         ($)      ($)      ($)

William B. Barber      2002       $4,000       $ 0      $ 0      $ 0
CEO & President


     A. INDIVIDUAL EXECUTIVE COMPENSATION


There were no options granted to the Named Executive Officers during the year 2002.

There were no options exercised by the Named Executive Officers during 2002:

There were no awards made to the Named Executive Officers by us of stock options under any Long-Term Incentive Plan during the year 2002.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2002 with respect to (i) the beneficial ownership of our Common Stock by each beneficial owner of more than 5% of the outstanding shares of our Common Stock of our Company, each director, each executive officer and all executive officers and directors as a group, (ii) the number of shares of Common Stock owned by each such person and group and (iii) the percent of our Common Stock so owned. Share ownership is based upon 24,163,995 shares of common stock issued and outstanding on December 31, 2002.

TITLE       NAME OF            ADDRESS OF BENEFICIAL
OF CLASS    BENEFICIAL         OWNER
            OWNER

Common      Net Integrated     Sofia House               $4,332,735
            Systems, Ltd.(2)   48 Church Street          18%
                               Hamilton HM GX,
                               Bermuda
--------------------------------------------------------------------------------
Common      * Tom Djokovich    23332 Vista Carillo       $3,605,257
                               Laguna Niguel, CA 92677   15%
--------------------------------------------------------------------------------
Common      Access Holdings LP 26482 Valpariso           $1,905,037
            (3)                Mission Viejo, CA 92677   8%
--------------------------------------------------------------------------------
Common      * Alfred Urcuyo    22729 Baltar St.          $1,621,124
                               West Hills, CA 91304      7%
--------------------------------------------------------------------------------
Common      All Directors &                              $11,464,153
            Executive Officers                           48%
            as a group
--------------------------------------------------------------------------------



2 Net Integrated Systems, Ltd. ("NIS") acquired its shares as a result of a series of transactions and agreements consummated on or about December 14, 2001. Those agreements were terminated effective October 15, 2002. We are currently awaiting the return of stock issued in consideration for the entrance of NIS into the aforementioned agreements.

3 Benefiting James W. Bentley and Mary Ann Bentley and family.

     A. OUTSTANDING OPTIONS AND WARRANTS

     As of December 31, 2002, we had granted a total of 3,639,000 options under our 1999 Plan, of which 2,578,106 are outstanding as of December 31, 2001. Of the options outstanding, 1,776,445 qualified options were issued to employees to purchase shares of our Common Stock under our 1999 Plan. In addition to the options granted to employees, we had issued 792,286 qualified options, 9,375 non-qualified options and 482,223 warrants to consultants and non-employee Directors.

     B. COMPENSATION OF DIRECTORS

     We pay no compensation to our Directors. Only William R. Barber is a Director and also an officer. With the exception of Mr. Early and Mr. Barber, We lease all our employees from MBS, which pays the employees for services.

     C. DESCRIPTION OF SECURITIES

     Our authorized capital stock as of December 31, 2001 consists of 30,000,000 shares divided into 25,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, par value $0.001 per share. There were 24,163,995 Common Shares issued and outstanding as of December 31, 2002. There were 1,055,600 shares of Preferred Stock issued and outstanding as of December 31, 2002.

     Common Stock has equal voting rights and, when validly issued and outstanding are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of our Company, each shareholder is entitled to receive a proportionate share of our assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of our Common Stock issued and outstanding are fully-paid and nonassessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore.

     D. INDEMNIFICATION OF DIRECTORS AND OFFICERS

     Except for acts or omissions which involve intentional misconduct, fraud or known violation of law or for the payment of dividends in violation of Nevada Revised Statutes, there shall be no personal liability for our directors or officers to Accesspoint or its stockholders for damages for breach of fiduciary duty as a director or officer. We may indemnify any person for expenses incurred, including attorneys fees, in connection with their good faith acts if they reasonably believe such acts are in and not opposed to the best interests of us and for acts for which the person had no reason to believe his or her conduct was unlawful. We may indemnify the officers and directors for expenses incurred in defending a civil or criminal action, suit or proceeding as they are incurred in advance of the final disposition of the action, suit or proceeding, upon receipt of an undertaking by or on behalf of the director or officer to repay the amount of such expenses if it is ultimately determined by a court of competent jurisdiction in which the action or suit is brought that such person is not fairly and reasonably entitled to indemnification for such expenses which the court deems proper.

     a) Statutes Regarding Indemnification of Directors, Officers, Employees and Agents

     So far as permitted by the Nevada Business Corporation Act, we may indemnify our directors and officers against expenses and liabilities they incur to defend, settle or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or to have engaged in willful misconduct.

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

     Insofar as indemnification for liabilities arising under the 1933 Act may be permitted to officers, directors or persons controlling Accesspoint pursuant to the foregoing, we have been informed that in the opinion of the U.S. Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is therefore unenforceable.

     E. ARTICLES OF INCORPORATION

     Article Twelve of the Articles of Incorporation provides that "No director or officer of the Corporation shall be personally liable to the Corporation or any of its stockholders for damages for breach of fiduciary duty as a director or officer involving any act or omission of any such director or officer; provided however, that the foregoing provision shall not eliminate or limit the liability or a director or officer (I) for acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of the Nevada Revised Statues. Any repeal or modification of this Article by the stockholders of the Corporation shall be prospective only and shall not adversely affect any limitation on the personal liability of a director or officer of the Corporation for acts of omissions prior to such repeal or modification."

                                     PART IV

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.

Mr. William R. Barber, President and Chief Executive Officer and Director, was appointed as an officer and director in November 2002. The transactions described below occurred both before and after Mr. Barber commenced to serve as an officer and director.

Mr. Barber is the principal owner of Ameropa, Inc. ("Ameropa"), a Bahamas corporation. Ameropa owned two Bermuda corporations, Internet Online Services, Inc. ("IOS") and Network Integrated Systems, Ltd. ("NIS"). Mr. Barber and two colleagues agreed to provide funding to Accesspoint. Although funds were advanced from time to time by IOS and Ameropa, Mr. Barber and his colleagues decided to consolidate the funding agreements in NIS. Accordingly we entered into a written Secured Loan Agreement and associated Revolving Line of Credit Secured Promissory Note (together "Line of Credit") with NIS on December 14, 2001. Concurrently, on December 14, 2001, we also entered into a written Management Agreement with NIS. Under the Line of Credit NIS agreed to advance to us from time to time as we requested advances not to exceed $5,000,000. All outstanding balances would bear interest at six percent (6%) per annum. NIS has the right to call the loan at any time. The Line of Credit is secured by a blanket security interest in all of our assets. Under the Line of Credit, we have granted to NIS certain powers of attorney for the protection and perfection of NIS's security interest in the collateral. Notwithstanding the rights that we granted to NIS, NIS may demand payment from us and have access to our collateral only after NIS has exhausted other sources of repayment. In connection with the Line of Credit, three of our shareholders, Tom M. Djokovich, Access Holdings Limited Partnership, and Alfred Urcuyo (together "Option Shareholders"), granted to NIS an option to purchase a total of 7,131,688 shares of our common stock at $2.00 per share. If NIS elects to exercise its option, then the Option Shareholders have the right whether to contribute the option proceeds to us for repayment of the Line of Credit. If the Option Shareholders elect to contribute the proceeds to us, then NIS may not have recourse to our assets as a source of repayment. However, if we do not receive such option proceeds, then NIS may proceed against the collateral. Further, after 18 months, the Option Shareholders have the right to "call" the options. If NIS exercises the options, then the Option Shareholders are obligated to contribute the proceeds to us for repayment of the Line of Credit. If NIS refuses to exercise the options, then the options expire and NIS would have recourse to our assets for repayment of the Line of Credit.

We also entered into a Management Agreement, dated December 14, 2001, with NIS. We appointed NIS as our general manager, with the duty and authority (subject to the approval of our board of directors) to manage the day-to-day operations of the business, including our financial affairs. Under this Management Agreement, we are obligated to pay NIS $10,000 per month, but this "fee shall accrue and only be payable to the extent the Company shall have current operating profits reasonably sufficient to pay such fee." In addition, if we terminate the Management Agreement without cause, then we are obligated to pay NIS all amounts then owing, plus the sum of $1.0 million. However, we also have the right to terminate the Management Agreement for cause. The term "cause" includes the "filing of a voluntary or involuntary application for or appointment of a receiver" for NIS. Mr. Barber owns 50% of Net Integrated Systems ("NIS") and serves as one of its three directors.

     NIS appointed Ameropa as its agent to manage the relationship between NIS and us under the terms of the Line of Credit. In February 2002, Ameropa began to provide cash management services to us by sweeping our operating accounts on a daily basis and funding the same accounts as items were presented for payment. Through October 2002 we dealt exclusively with Ameropa for the funding of the Line of Credit. During the year ended December 31, 2002 there were more than 300 such transactions, none of a material size, between Ameropa and our various operating accounts. As of December 31, 2002 we were indebted to NIS under the Line of Credit in the amount of $1,506,790. We have made no payments on this balance. During the period in which Ameropa managed the relationship between NIS and us, Mr. Barber did not have an operational role with us and he was not an officer or a member of the Board of Directors.

     In October 2002, Mr. Barber, as a Director of NIS and 50% owner, placed NIS into receivership in Bermuda. Thereupon, we terminated the Management Agreement with NIS. NIS is currently in receivership in Bermuda and we have not received any indication from the receiver on behalf of NIS, of an intention to assert a claim against us. However we cannot guarantee that a claim will not be asserted in the future. On February 4, 2003, the Supreme Court of Bermuda entered an Order that NIS "be wound up". On the same day, the Supreme Court of Bermuda entered an Order consenting to the withdrawal by the other two directors of NIS of a challenge to the appointment of a receiver for NIS.

In October 2002, we entered into a Master Support Services Agreement ("Services Agreement") with Merchants Billing Services, Inc. ("MBS"). The Agreement calls for MBS to provide underwriting, administrative support, customer support and technical support services as well as a source of financing, liquidity and cash management services to us. MBS is a Nevada corporation majority owned by Mr. Barber. On November 1, 2002 MBS assumed responsibility for the payment of all of our employees as well as the assumption of their related accrued vacation and sick time. On November 1, 2002 MBS established a series of control accounts for the receipt and management of our cash. These control accounts are designated "For the Benefit Of" and are segregated from the operating accounts of MBS. Authority to move and withdraw funds from these accounts resides exclusively with us. For the year ended December 31, 2002, there were more than 50 such transactions, none of a material size, between MBS and us. As of December 31, 2002, we were indebted to MBS for $150,990.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


     A. EXHIBITS

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

Exhibit No.      Description
-----------      -----------
21.0             *List of Subsidiaries
22.0             MBS Master Support Services Agreement
23.0             MBS Revolving Line of Credit
24.0             MSB Secured Loan Agreement
25.0             Assignment and Agreement of Sublease
26.0             Sublease
27.0             Settlement and Mutual Release Agreement

     B. REPORTS ON FORM 8-K


ITEM 14. CONTROLS AND PROCEDURES


     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Company's Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Company's Chief Executive Officer concluded that our Company's disclosure controls and procedures are effective in causing information to be recorded, processed, summarized, and reported to ensure that the quality and timeliness of our public disclosures complies with our SEC disclosure obligations. We have also taken into account the letter of resignation, dated December 31, 2002, but transmitted and received January 15, 2003, of Ms. Marcia Allen, a former director of Accesspoint, in which she criticized our internal processes and information flow. Her letter was filed as an exhibit to Form 8-K filed on January 17, 2003. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 15th day of April, 2003.


Dated:  April 11, 2003                    ACCESSPOINT CORPORATION


                                          By:
                                          ----------------------------
                                          William R. Barber
                                          CEO, President and Director


                                          By:
                                          ----------------------------
                                          Christine Crocker,
                                          Secretary


     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


   Signature                          Title                  Date
   ---------                          -----                  ----


                               President & Directo       April 11, 2003
----------------------
William R. Barber


                               Secretary                 April 11, 2003
----------------------
Christine Crocker