Form 10KSB/A
period 2002-12-31
ACCESSPOINT CORP /NV/
filed 2003-06-02
CIK 1104174

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


                        COMMISSION FILE NUMBER: 000-29217


                             ACCESSPOINT CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Nevada                                    95-4721385
-------------------------------             -------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
 Incorporation or Organization)


     6171 W. Century Blvd., Suite 200
     Los Angeles, CA                                              90045
------------------------------------------        -------------------------
 (Address of Principle Executive Offices)                  (Zip Code)

                                 (310) 846-2500
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $13,264,318.

The aggregate market value of the voting stock held by non-affiliates of the issuer on May 27, 2003 based upon the average bid and asked prices of such stock on that date ($0.13) was $3,141,315. The number of issuer's shares of Common Stock outstanding as of December 31, 2002 was 24,163,965.

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

     Major changes are occurring within the payment systems that enable the exchange of value between buyers and sellers. The proliferation of non-cash payment methods such as credit and debit card, smart card, electronic checking and Automatic Clearing House (ACH), stored value, electronic benefit transfer
(EBT), loyalty programs, gift card and future electronic payment systems require that merchants be prepared to accept an array of e-payment types subject to the demands of which ever payment type a buyer chooses for a given purchase.

     Businesses such as banks, transaction processors, software vendors and internet service providers (ISPs) that service the needs of businesses in this changing environment typically provide single service solutions, such as Internet hosting services from an ISP or credit card processing through a processor. Typically, businesses are forced to manage many disjointed relationships without the benefits of a centralized service that provides systems management, customer service and a multi-faceted e-payment and e-commerce solution.

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

     In the fourth quarter of 2002, the Bentley Family claimed to rescind the June 26, 2002 Settlement and Mutual Release Agreement and reinitiated its actions against us and our officers. In October 2002, we were informed that Net Integrated Systems, a primary source of funding for our Company's operations was in receivership and would no longer provide a source of financing, liquidity or cash. The Board of Director terminated the management agreement in place with Net Integrated Systems at that time. We entered into a new management agreement with Merchants Billing Services ("MBS") on October 15, 2002. Pursuant to the terms of the management agreement, MBS provides to us cash management, a source of financing, liquidity, underwriting, administrative, customer support and technical support services to our Company. We reimburse MBS up to $170,000 per month for the costs incurred in managing our business and pay a $10,000 management fee per month. On November 1, 2002, we transferred all employees, except officers and control parties, to the payroll of MBS. We lease employees from MBS pursuant to the terms of the management agreement.


     D. ACCESSPOINT PRODUCTS AND SERVICES

     Merchant bankcard services and e-commerce tools highlight our solutions. These components may each be broken down into many individual products and services that may be sold in any combination and customized delivery methods can be developed for their unique marketplace.


     MERCHANT ACCOUNTS (MERCHANT BANKCARD PROCESSING)

     We are a primary processor and underwriter of electronic financial transactions as a member processor, under the sponsorship of Chase Manhattan Bank, within the Visa/MasterCard association for the processing of card transactions and the National Automated Clearing House Association (NACHA) network for the processing of electronic checks and check conversion under the sponsorship of Provident Bank.

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

     Additionally, there are competitors in the processing market who focus exclusively on providing electronic payment processing software and hardware services. Our services provide web-based or outsourced transaction processing and management software services, which compete in this market segment in an Application Service Provider (ASP) model. Our principal competitors in software services include boxed software, or merchant-deployed software, developers such as Go Software, Inc. and Hewlett-Packard Co., outsourced or ASP model developers and service providers such as Clear Commerce Corp., Signio (a subsidiary of VeriSign, Inc.) and AuthorizeNet.

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

     G. CUSTOMERS AND MARKETING

     We market our services through a variety of channels including direct solicitation and limited advertising. Our employees are utilized in the direct solicitation of new clients and the cross selling of additional Company services to existing clients. We market on a nationwide basis for card processing services. Most of the merchant service businesses are marketed regionally by sales forces associated with independent sales organizations ("ISO").

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

     Certain of our activities are subject to the Federal Fair Credit Reporting Act, various similar state laws. Our collection activities are subject to the Fair Debt Collection Practices Act and various similar state laws.

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

     J. EMPLOYEES

     As of December 31, 2002, we have no full-time or part-time employees. We lease our employees from Merchants Billing Services ("MBS") under the terms of that certain Master Support Services Agreement. We leased 51 full-time and 1 part-time employees from MBS. We expect to decrease the number of leased employees in 2003. None of our leased employees is represented by a labor union or is subject to a collective bargaining agreement, nor have we experienced any work stoppage.

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

           Northwest Systems, LLC ("NWS") - NWS filed two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract. PSI had agreed to purchase certain merchant accounts from NWS. In the lawsuit, NWS seeks to recover damages for alleged breach of the contact to purchase NWS. In the arbitration, NWS claims that NWS has not been paid all residual payments due it under its agency contract with PSI. We are vigorously defending against these claims. In May 2003, an award in the arbitration claim in the amount of $149,000 was made for the benefit of the plaintiff. The Company has accrued the entire amount of the judgment. The Company continues to vigorously defend itself against the lawsuit.
           We have accrued all potential residual payments due to Northwest Systems, LLC.

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

           Global Attorneys Network Co. ("GAN") - GAN, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending itself against this claim. In April 2003, the matter was settled for $16,900.

           Arden Realty, Inc. ("Arden") - Arden is a former landlord of PSI. Arden brought this action to recover unpaid rent. Our Company has entered into a settlement agreement with a stipulated judgment of $57,789. We have paid $20,000 toward the satisfaction of this judgment. We are making monthly payments of $5,000. The remaining balance has been accrued.

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

     PC Connection - This is an action by an equipment lessor. The parties signed a stipulation judgment in January 2003 in the amount of $15,660.

           Other Litigation - The Company is currently involved in other litigation regarding breach on capital lease agreements. The total amount being sought is $27,000, with full credit for interest and attorney's fees. It is likely the plaintiffs will prevail and the company has set up an allowance to cover any unfavorable outcomes.

For a similar discussion of Legal Proceedings, please refer to Note O, Litigation and Contingencies, attached as a part of the financial statements filed herewith and incorporated hereby.

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


                                      2001
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
     ---------------------------------------------------

     A. NUMBER OF HOLDERS

     As of December 31, 2002, we had 1,283 common shareholders of record, not including approximately 1,000 common shareholders holding their shares in street name in brokerage accounts. On May 27, 2003, the last reported sales price of our common stock on the OTCBB was $0.13 per share.

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


                            STATEMENT OF OPERATIONS

                            YEARS ENDED DECEMBER 31
                           -------------------------

                                                  2002              2001

Revenues.....................................$ 13,264,318       $ 6,344,643
Cost of sales and services.....................11,176,910         4,045,880
Selling and marketing...........................   13,595           290,914
General and administrative..................... 3,166,032         5,333,756
Profit (loss) from operations ................ (1,092,219)       (3,325,907)
Other expense, net ..........................   5,751,933           587,155
Extraordinary expense................................  0                 0
Income taxes expense  ............................. 2,400             2,400
                                            ------------       -----------
Net profit (loss)...........................$ (6,846,552)      $(3,906,462)
                                             ============       ===========
Net loss per Common Share:
     Basic:.................................$      (0.29)      $     (0.20)

Weighted average number of Common Shares:
     Basic:....................................23,826,300        19,509,000

                         CONSOLIDATED BALANCE SHEET
                           YEARS ENDED DECEMBER 31
                          -----------------------------

                                                2002              2001


Cash...........................................$ 35,961           $ 78,229
Accounts receivable, net........................505,880            255,873
Other current assets............................  1,488             20,173
Fixed assets, net (1)...........................178,139            401,685
Other assets..................................1,701,539          6,581,025
                                             ------------       -----------
  Total assets................................2,423,007          7,336,985
                                             ============       ===========

Total current liabilities.....................5,869,282          4,632,601
Long term liabilities................................ 0                  0
                                              ------------       -----------
  Total liabilities                           5,869,282          4,632,601
                                              ------------       -----------

Common stock.....................................24,164             23,375
Preferred stock...................................1,056              1,056
Additional paid in capital...................15,114,004         14,418,900
Retained earnings (deficit).................(18,585,499)       (11,738,947)
                                              ------------       -----------
  Total shareholders' equity (deficit)...... (3,446,275)          2,704,384
                                              ============       ===========
  Total liabilities and stockholders' equity.$2,423,007         $ 7,336,985
                                              ============       ===========
------------------

1 Includes net accumulated depreciation of $455,847 and $936,497 in 2002 and 2001, respectively.


     B. OVERVIEW

     Our primary revenue is derived from the processing of credit card transactions for more than 5,000 merchants. As of December 31, 2002 more than 90% of our revenue is derived from the processing of credit card transactions through Chase Merchants Services, LLC. Software products consist of Merchant Manager Enterprise, a complete and secure fully-hosted e-commerce solution for small to midsize businesses, which provides an on-line store, catalog and credit card processing abilities; Transaction Manager, an on-line credit card processing solution for small to midsize businesses; and Merchant Manager, a hosted e-commerce solution providing a simple-to-learn and simple-to-use set of tools derived from Merchant Manager Enterprise. We provide hosting services in conjunction with our software products.

     We have incurred losses since the inception of our operations. At December 31, 2002, we had an accumulated deficit of ($18,585,499). In the past, we have relied substantially on private placement offerings of debt and equity to offset our losses and to fund our ongoing operations, research and development programs and business activities. We are currently cashflow neutral, having enough operating inflows to support our ongoing operations on a monthly basis. Regrettably, the slim margin of profitability associated with our core business provides no opportunity, in the short- or long-term to repay our approximate $6,000,000 in debt. With ongoing litigation with the Bentleys draining our slim resources, the only viable option for our future is the sale of a part of the merchant portfolio to a third party. By using the proceeds from the sale of the portfolio to reduce debt, we could plan for the future. Without the sale of the merchant portfolio, our reorganization or liquidation is imminent.


     C. RESULTS OF OPERATIONS

     Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

     Revenues for the year ended December 31, 2002 increased to $13,264,318 from $6,344,643 for the year ended December 31, 2001. The increase of $6,919,675, or 110% is due to increased revenues associated with the addition of more than 3,000 new merchants and the resultant increase in credit card processing transaction volume of our merchant portfolio.

     Cost of sales for the year ended December 31, 2002 increased to $11,176,910 from $4,045,880 for the year ended December 31, 2001. The increase of $7,131,030, or 177%, resulted from the increase in credit card processing transaction fees associated with the increase in credit card processing volume.

     Selling and marketing expenses for the year ended December 31, 2002 decreased to $13,595 from $290,914 for the year ended December 31, 2001. This decrease of $277,319, or 96% resulted from the termination of advertising efforts for acquisition of credit card processing accounts.

     General and administrative expenses for the year ended December 31, 2002 decreased to $3,166,032 from $4,547,880 for the year ended December 31, 2001. The decrease of $1,381,848, or 31% resulted primarily from a decrease in headcount and our associated wages and related employee benefit costs, consolidation of three offices into a single shared office environment, cellular and telecommunication costs, as well as a keen concentration on the reduction of all operating costs of our Company.

     Interest expense, net, for the year ended December 31, 2002 was $529,646, as compared to $162,164 for the year ended December 31, 2001. The increase of $367,482 or 227% in interest expense resulted primarily from the accelerated interest costs of the Roycap and IRS debt as well as the carrying cost of the Secured Revolving Line of Credit due to Net Integrated Systems, Inc.

     Other Expense, net of Interest expense was $5,751,933 for the year ended December 31, 2002 compared to $1,364,031 that represents an increase of $4,387,902 or 322%. This increase is attributable to more than $1,200,000 in new amortization expense of the deferred financing cost other asset, recognition of $3,757,000 in write down costs associated with the deferred financing cost asset as well as growing litigation settlement expenses. We benefited from the forgiveness of almost $500,000 of debt by Net Integrated Systems.

     Net losses for the years ended December 31, 2002 and December 31, 2001 were ($6,846,552) and ($3,906,462), respectively. The increase in loss of $2,940,090 or 76% was completely attributable to the recognition of the impairment loss on the deferred financing cost asset, amortization of the same item and increased litigation costs.


     D. LIQUIDITY AND CAPITAL RESOURCES

     Cash at December 31, 2002 were $35,961, compared to $78,229 at December 31, 2001 a decrease of $42,268, which represented a decline of 54%. We are without operating capital and we have no known sources of funding at our disposal. Management is actively pursuing the sale of our assets to pay off debt and fund future operations.

     Net Cash used in operations decreased to $1,321,050 for the year ended December 31, 2001 from $2,110,447 for the year ended December 31, 2001 or a resulted efficiency in cash of $789,397 or 38%. This efficiency was primarily accomplished by increased effectiveness in operations. By reducing headcount, office spaces and an increased focus on cost containment we were able to operate leaner than in prior years.

     Net Cash used in investing activities increased to $200,000 as of December 31, 2002 from $54,606 as of December 31, 2001. This increase of $145,394 or 267% was primarily due to the acquiring of merchant portfolios in the marketplace for processing through our credit card processing platform.

     During the year ended December 31, 2001, we generated net cash of $2,211,328 from financing activities as compared to $1,478,782 for the year ended December 31, 2002. The decrease of $732,546 resulted from a decrease in private placement fundraising activities.

     As of December 31, 2002, we share office spaces with Merchants Billing Services under a sublease held by Merchants Billing Services. We pay Merchants Billing Services $5,000 per month for its share of the space and related utility usage. We do not anticipate moving in the year 2003.

     We had at December 31, 2002, negative working capital. We believe that cash generated from operations will not be sufficient to fund our current and anticipated cash requirements. We believe that our current operational plans for the next twelve months will be curtailed or delayed because of the lack of sufficient financing. We are currently cashflow neutral, having enough operating inflows to support our ongoing operations on a monthly basis. Regrettably, the slim margin of profitability associated with our Company's core business provides no opportunity, in the short- or long-term to repay our Company's almost $6,000,000 in debt. With ongoing litigation with the Bentleys draining our Company's slim resources, the only viable option for our future is the sale of a part of our merchant portfolio to a third party. By using the proceeds from the sale of the portfolio to reduce debt, we could plan for the future. Without the sale of the merchant portfolio, our reorganization or liquidation is imminent.

     E. NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carry forwards of approximately $13,833,000 as of December 31, 2002 and $10,900,000, as of December 31, 2001. These carryforwards will expire at various dates through the year 2016. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations (see "Risks of Our Business Limitations on Net Operating Loss Carry Forward").


ITEM 7.  FINANCIAL STATEMENTS

  Our audited consolidated financial statements for the periods ended December 31, 2002 and December 31, 2001 are filed herewith.

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors of Accesspoint Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Accesspoint Corporation and Subsidiaries (a Nevada Corporation) as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Accesspoint Corporation and Subsidiaries as of December 31, 2001 were audited by other auditors, whose report dated April 4, 2002, on those consolidated financial statements, included an explanatory paragraph that described the Company's recurring losses and limited capital resources that raise substantial doubt about its ability to continue as a going concern as discussed in Note R to the consolidated financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accesspoint Corporation and Subsidiaries as of December 31, 2002, and the consolidated results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note R to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note R. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, L.L.P.


May 26, 2003
Irvine, CA

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                December 31,        December 31,
                                                   2002                2001
Current Assets
           Cash                                           $35,961        $78,229
           Accounts receivable, net                       348,708        255,873
           Receivable from a related party                157,172              0
           Inventory                                            0          6,366
           Prepaid expenses                                 1,488         13,807

                     Total Current Assets                 543,329        354,275

Fixed Assets
           Furniture and equipment (net)                  178,139        401,685

                     Total Fixed Assets                   178,139        401,685

Other Assets
           Deferred financing costs (net)               1,266,764      6,288,967
           Portfolio Purchase                             154,667              0
           Deposits                                       280,108        292,058

                     Total Other Assets                $1,701,539     $6,581,025

           Total Assets                                $2,423,007     $7,336,985



                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       December 31, December 31,
                                                          2002          2001
Current Liabilities
           Accounts payable                             $1,527,457    $1,467,688
           Accrued payroll taxes and penalties           1,412,432     1,091,080
           Accrued liabilities                             560,707       338,233
           Deferred compensation                                 0       221,477
           Merchant loss reserve                            19,465        99,465
           Lines of credit                               1,364,761             0
           Capitalized leases                              419,460       303,158
           Notes payable                                   565,000     1,111,500

           Total Current Liabilities                     5,869,282     4,632,601

           Total Liabilities                             5,869,282     4,632,601

Stockholders' Equity
           Preferred Stock, $.001 par value,
           5,000,000 shares authorized,
           1,055,600 shares issued and
           outstanding                                    1,056           1,056

           Common stock, $.001 par value,
           25,000,000 shares authorized,
           24,163,965 and 23,375,208 issued
           and outstanding, respectively                 24,164          23,375

           Additional paid in capital                15,114,004      14,418,900
           Retained deficit                         (18,585,499)    (11,738,947)

           Total Stockholders' (Deficit) Equity      (3,446,275)      2,704,384

           Total liabilities and
           Stockholders' Equity                      $2,423,007      $7,336,985



                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Years Ended
                                                     December 31,  December 31,
                                                        2002          2001

Sales, net                                           $13,264,318     $6,344,643

Cost of sales                                         11,176,910      4,045,880

           Gross profit                                2,087,408      2,298,763

Selling expenses                                          13,595        290,914

General and administrative expenses                    3,166,032      5,333,756

           Income (loss) from operations              (1,092,219)    (3,325,907)

Other (Income) Expense
           Interest income                               (15,634)       (17,105)
           Penalties                                     221,052         90,137
           Loss on disposal of assets                    153,477         45,216
           Miscellaneous                                 (95,926)        (3,165)
           Loss contingencies and legal
           settlements                                   224,998        307,500
           Amortization of deferred financing
           costs                                       1,265,276         37,414
           Write down of deferred financing costs      3,756,927              0
           Debt forgiveness                             (287,883)       (44,006)
           Interest expense                              529,646        162,164

           Total Other (Income) Expense                5,751,933        578,155

           Income (loss) before income
           taxes                                      (6,844,152)    (3,904,062)

Provision for income taxes                                 2,400           2,400

           Net income (loss)                          (6,846,552)   ($3,906,462)

           Net loss per share (basic and diluted)
                     Basic                                ($0.29)        ($0.20)


           Weighted average number of shares
                     Basic                            23,826,300     19,509,000



                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Years Ended
                                                   December 31,     December 31,
                                                       2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                        ($6,846,552)   ($3,906,462)

Adjustments to reconcile net loss to net cash used in operating activities:

           Amortization                               1,265,276         37,414
           Depreciation                                 221,743        326,872
           Merchant portfolio purchase write down        45,333              0
           Write down of deferred financing costs     3,756,927              0
           Loss on disposal of assets                   153,477         45,216
           Services paid by stock issuance                    0        426,518
           Decrease (Increase) in receivables           (92,835)       (55,249)
           Decrease (Increase) in inventory               6,366         (4,455)
           Decrease (Increase) in other current
           assets                                      (157,172)        16,682
           Decrease (Increase) in prepaid
           expenses                                      12,319         12,622
           Decrease (Increase) in deposits               11,950        121,738
           (Decrease) Increase in accounts
           payable and accrued expenses                  59,769         47,351
           (Decrease) Increase in accrued payroll
           taxes                                        321,352        386,109
           (Decrease) Increase in accrued
           liabilities                                  222,474        338,233
           (Decrease) Increase in merchant loss
           reserve                                      (80,000)        99,465
           (Decrease) Increase in deferred
           compensation                                (221,477)        (2,500)

           Total adjustments                         5,525,502_      1,796,016

           Net cash used in operations               (1,321,050)    (2,110,447)



                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Years Ended
                                                      December 31,  December 31,
                                                         2002           2001

CASH FLOWS FROM INVESTING ACTIVITIES
           Purchase of merchant portfolio              (200,000)             0
           Purchase of fixed assets                           0        (54,606)

           Net cash used in investing
           activities                                  (200,000)       (54,606)

CASH FLOWS FROM FINANCING ACTIVITIES
           Issuance of notes payable                          0        119,000
           Payments on capital leases                   (32,281)      (191,536)
           Line of credit                             1,361,670              0
           Sale of stock                                149,393      2,283,864

           Net cash provided by financing
           activities                                 1,478,782      2,211,328

           Net change in cash                           (42,268)        46,275

           Cash at beginning of year                     78,229         31,954
           Cash at end of year                          $35,961        $78,229

           Supplemental cash flows disclosures:
                     Income tax payments                     $0         $2,400

                     Interest payments                       $0       $100,338

                     Non cash investing and Financing
                      activities:

                        Stock issued for services            $0       $426,518
                        Conversion of notes payable   ($546,500)            $0
                        Common stock transfer                $0     $6,326,381



                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Years Ended
                                                      December 31,  December 31,
                                                         2002          2001

Retained (deficits)
           Balance at beginning of period             ($11,738,947) ($7,832,485)
           Net Income (loss)                            (6,846,552)  (3,906,462)

           Balance at end of year                      (18,585,499) (11,738,947)

Preferred stock, $.001 par value (thousands of shares)
           Balance at beginning of period                    1,056            0
           Issuance of preferred stock                           0        1,056

           Balance at end of year                            1,056        1,056

Common stock, par value $.001 (thousands of shares)
           Balance at beginning of period                   23,375       16,558
           Issuance of common stock                            789        6,817

           Balance at end of year                           24,164       23,375


Additional paid in capital
           Balance at beginning of period               14,418,900    5,390,011
           Issuance of common stock                        148,604    2,702,508
           Conversion of notes payable                     546,500            0
           Transfer of common stock                              0    6,326,381

           Balance at end of year                       15,114,004   14,418,900

Total stockholders' equity                             ($3,446,275)  $2,704,384



                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001


Note A - NATURE OF OPERATIONS

           Incorporated in the State of Nevada, Accesspoint Corporation ("our Company") is a "C" Corporation as defined by the Internal Revenue Code. As of December 31, 2002, our Company has combined its mature Internet Application Services technology platform with its credit card and check-processing platform to provide bundled payment acceptance, processing and business management services. These programs provide customers with multiple payment acceptance capabilities including credit card and check transaction, a fully operational e-commerce and business management Website, and a central Web based management system for servicing both the brick-and-mortar and web based sides to each business.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           Revenue Recognition
           Our Company recognizes revenue from: settlement fees for electronic payment processing, credit and debit card payment settlement, check conversion and financial processing programs and transaction fees related to the use of its software and credit card processing products, licensure of its software products. Revenue from software and hardware sales and services are recognized as products are shipped, downloaded, or used.

           Our Company reports income and expenses on the accrual basis for both financial and income tax reporting purposes.

           Principles of Consolidation
           The consolidated financial statements include the accounts of Accesspoint Corporation, and its wholly owned subsidiaries Processing Source International, Inc. (PSI) and Black Sun Graphics, Inc. (BSG), collectively referred to within as our Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

           Reserve for Merchant Credit Losses
           Our Company establishes reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase is refunded to the customer by the merchant. If the merchant is unable to grant a refund, our Company or, under limited circumstances, our Company and the processing bank, must bear the credit risk for the full amount of the transaction. Our Company estimates its potential loss for chargebacks based primarily on historical experience. Obtaining collateral from merchants considered higher risk often mitigates the risk of loss. At December 31, 2002 and 2001, our Company had aggregate collateral classified as merchant loss reserves of $19,465 and $99,465, respectively.

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

           Estimates
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include reserve for merchant losses.

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

           Inventory
           Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of December 31, 2001, inventory consisted only of finished goods. There was no inventory as of December 31, 2002.

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

           Reclassification
           Certain reclassifications have been made to the 2001 consolidated financial statements to conform with the 2002 presentation.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

           Earnings Per Common Share
           Earnings per common share amounts are computed by dividing net income amounts by weighted-average common stock and common stock equivalents shares (when dilutive) outstanding during the period. Diluted earnings per share were not presented because they were considered to be anti-dilutive.

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

           Impairment of Long-Lived Assets
           Our Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset were less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value. There have been no write-downs for the years ended December 31, 2002 and 2001.

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

Note D - FIXED ASSETS

Fixed assets consist of the following:
                                                   2002           2001
      Furniture and fixtures                    $       0        $71,364
      Office equipment                                  0        244,623
      Computer hardware and software              631,922      1,022,195
      Leasehold improvements                        2,064              0
                                                  633,986      1,338,182
      Accumulated depreciation and disposal
                                                 (455,847)      (936,497)
      Total                                     $ 178,139     $  401,685


           For the years ended December 31, 2002 and 2001, our Company recorded depreciation of $221,743 and $326,872, respectively.


Note E- COMMITTMENTS

           Capital Leases - Our Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as fixed assets; see Note D regarding related amounts. Future minimum payments under capital leases as of December 31, 2002, are as follows:


                              2003      $ 415,886
                              2004          3,574
                                        $ 419,460

               Total minimum lease payments                419,460
               Less amount representing interest           (62,919)
               Present value of minimum lease payments     356,541
Less current maturities of capital lease obligations      (356,541)
Long-term capital lease obligations                             $0

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note E - COMMITMENTS (CONTINUED)

           Operating Leases - In October 2002, our Company entered into a Master Support Services Agreement ("Agreement") with Merchants Billing Services ("MBS"). This Agreement calls for the payment of $180,000 per month for salaries, office space & utilities, travel & entertainment, telecommunications, professional services and a management fee, with a quarterly adjustment of the payment based on actual expenses for the preceding three months activity. Associated with the Agreement was the assignment of that certain Agreement of Sublease ("Sublease") dated as of August 2002 between Veridian and our Company. Veridian and the landlord Carlsberg Properties, Inc agreed upon the assignment of the Sublease. The Agreement is for an initial period of one year, but was terminated effective June 30, 2003. Future minimum service payments under the Agreement are:


                     2003                                     $    960,000


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

                                          Weighted Average      Weighted Average
           Exercise Price Range        Amount Contractual Life    Exercise Price
           $0.01 - $0.34                   80,000   21 months           $0.34
           $0.71 - $0.81                  312,223   46 months           $0.78
           $5.25 - $6.00                   90,000     23 months         $5.96

           Reconciliation of stock warrants from December 31, 2001 to December 31, 2002 is as follows:

Balance at December 31, 2000     1,735,000
Warrants expired or exercised     (275,000)
Warrants issued                    312,223
Balance at December 31, 2001     1,772,223
Warrants expired or exercised   (1,290,000)
Warrants issued                          0
Balance at December 31, 2002       482,223


           At December 31, 2002, our Company does not have enough common stock authorized for the possible exercise of options and warrants which could total:

                     Exercise of common stock warrants           482,223
                     Exercise of employee stock options        1,776,445
                                                               2,258,668

           Our Company intends to increase the authorized number of shares by vote of its shareholders subsequent to December 31, 2002.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note G - LOSS PER SHARE

           Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of earnings per share were not presented because they were considered to be anti-dilutive. The computations of basic net earnings per share for 2002 and 2001 are as follows:


                                                 2002             2001

           Net (loss) from operations        $(6,846,552)     $(3,906,462)

           Basic weighted average shares      23,826,300       19,509,000

           Net (loss) per share from continuing operations:
              Basic                               ($0.29)          ($0.20)

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note H - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS

           In March 1999, our Company's stockholders approved the Accesspoint Corporation 1999 Stock Incentive Plan ("the Plan"), which superseded and incorporated, in all respects, the Accesspoint Corporation 1997 Stock Option Plan. Under the Plan, incentive or non-statutory stock options may be granted to employees, directors, and consultants. The options, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans. The Plan also permits payment in shares of our Company's common stock for options to be exercised. The maximum number of shares of our Company's common stock available for issuance under the Plan is six million (6,000,000) shares. Proceeds received by our Company from exercise of stock options are credited to common stock and additional-paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                           Number of    Weighted Average
                                            Shares        Exercise Price
Outstanding at December 31, 2000            3,842,000        $.81
Granted                                       264,000        $.72
Exercised                                      (1,000)       $.43
Cancelled                                    (476,000)      $2.50
Outstanding at December 31, 2001            3,629,000        $.59
Granted                                             0        0
Exercised                                           0        0
Cancelled                                  (1,852,555)       $.81
Outstanding at December 31, 2002            1,776,445        $.35

Options exercisable at December 31, 2001    3,629,000        $.55
Options exercisable at December 31, 2002    1,776,445        $.35

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note H - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS (continued)

           Stock options exercisable at December 31, 2002:

           Range of            Number of            Weighted
           Exercise            Shares               Average
           Prices              Exercisable          Exercise Price
           $0.32-0.37          1,776,445            $    .35

           Our Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in our Company's financial statements because the exercise price of our Company's employee stock options equals or exceeds the market price of our Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123 (accounting for Stock Based Compensation) our Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                    2002             2001
           Net earnings (loss):
              As reported                 $(6,846,552)         $(3,869,048)
              Pro forma                   $(6,846,552)         $(4,172,954)

           Basic (loss) per share:
              As reported                      ($0.29)              ($0.20)
              Pro forma                        ($0.29)              ($0.21)

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

                                                    2002       2001
           Risk-free interest rate                  4.50%      5.50%
           Expected volatility of stock              300%       350%
           Dividend yield                            0.0%       0.0%
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

Note I - DEBT

           At December 31, 2002 and 2001, our Company had notes payable outstanding in the aggregate amount of $984,460 and $1,414,658, respectively. Payable as follows:
                                                       2002       2001
Note payable to the trust of a related party,
interest at 12% per annum, due on demand                 $0   $100,000

Note payable to a partnership, 10% per annum,
due December 6, 2002, to a related party                  0    160,000

Note payable to a corporation, interest at 5%
per annum, due on demand                                  0    167,500
Note payable to an individual, interest at
5% per annum, due on demand                         115,000    115,000

Various notes payable to a related party,
interest rates from 8-10% per annum, due in 2002          0    119,000

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

Note I - DEBT (continued)

Note payable to a corporation, interest at
8% per annum, due October 16, 2001,
convertible at the option of the holder into
common stock equal to the face value of
the note, currently in default                        450,000    450,000

Capitalized lease obligations, interest at
varying rates, payments through May 2004,             419,460    303,158
currently in default.
                                                      984,460  1,414,658

            Current portion                          $984,460 $1,414,658


Note J - COMPENSATED ABSCENSES

           As of December 31, 2002 our Company had no employees. Under the terms of the Master Support Services Agreement, Merchants Billing Services assumed accrued vacation liability for employees. As of December 31, 2002 the total vacation liability assumed by MBS was $29,602. As of December 31, 2001 the total vacation liability was $73,466.

Note K - RELATED PARTY TRANSACTIONS

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


Note K- RELATED PARTY TRANSACTIONS (continued)

         MBS is also an agent of our Company and sells our Company's products and services through its own network of subagents and sales personnel. As of December 31, 2002, under the terms of the agency agreement with MBS, our Company paid $101,558 in residuals.

         Pursuant to the terms of that certain Settlement and Mutual Release Agreement dated June 26, 2002, all liabilities as of the date of the settlement agreement owing and payable to James Bentley et. al., former directors, officers and current shareholders of our Company, were assigned to NIS for repayment. NIS contributed the obligation to the Company as capital. The Company recorded the conversion of the obligations previously outstanding as a credit to Stockholders Equity - Additional Paid in Capital in the amount of $420,250.

Note L - INCOME TAXES

         Total Federal and State income tax expense for the years ended December 31, 2002 and 2001 amounted to $2,400 and $2,400, respectively. This represent the minimum annual tax liability under California tax code for the year 2001. No future benefit for the realization of an operating loss carry-forward, in the form of an asset, has been recognized due to the ongoing nature of the losses and the potential inability for our Company to ever realize their benefit. For the years ended December 31, 2002 and 2001, there is no material difference between the federal statutory tax rate and the effective tax rate. At years ended December 31, 2002 and 2001 our Company had available net operating loss carry-forwards of approximately $13,833,000 and $10,900,000 respectively, after adjusting for limitation, to be offset against future taxable income. The operating loss carry forwards will expire at various dates through the year 2016.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001

Note M - FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amounts of cash, accounts receivable, deposits and accounts payable approximate their fair value because of the short maturity of those instruments.

         The carrying amounts of our Company's long-term debt and capital lease obligations approximate their fair value because of the short maturity and/or interest rates which are comparable to those currently available to our Company on obligations with similar terms.

Note N - NET INTEGRATED SYSTEMS, INC.

         On December 20, 2001 our Company entered into several agreements with Net Integrated Systems, Inc. ("NIS") in conjunction with a Five Million Dollar ($5,000,000) Secured Revolving Line of Credit. On October 15, 2002, in a verbal report delivered by Mr. William R. Barber, a Director of NIS, the Board of Directors was informed that NIS had been placed in receivership and would no longer provide a source of financing, liquidity or management services to our Company. Upon that date, the Board of Directors, by unanimous decision, voted to terminate all agreements with NIS, revoke any warrants, option or voting rights extended pursuant to those agreements, and demand return of the stock issued to NIS in consideration for extension of that certain Secured Revolving Line of Credit to our Company's treasury. In May 2003, the proxies and voting powers of the shares were assigned to the disinterested members of the Board of Directors.


Note O - LITIGATION AND CONTINGENCIES

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note O - LITIGATION AND CONTINGENCIES (continued)

         Roycap - As of December 31, 2002 our Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. Our Company has recently entered into a settlement agreement wherein it stipulated to a $730,000 judgment. The entire settlement amount has been accrued.

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

         Northwest Systems, LLC - Two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract whereby PSI agreed to purchase certain merchant accounts from Northwest Systems, LLC ("NWS"). The first case (lawsuit) seeks to recover damages of $300,000 for alleged breach of the contact to purchase, while the second case (arbitration) claims that NWS has not been paid all residual payments due it under its agency contract with PSI. In May 2003, an award in the arbitration claim in the amount of $149,000 was made for the benefit of the plaintiff. The Company has accrued the entire amount of the judgment. The Company continues to vigorously defend itself against the lawsuit.

         EAB Leasing Corp. - This action by an equipment lessor on a defaulted lease was settled. Pursuant to the settlement, a stipulated judgment was entered in the amount of $72,000, which has been fully accrued. Our Company is paying this off at the rate of $3,000 per month.

         Moceri Leasing Co. - This is an action by an equipment lessor on a defaulted lease. Our Company is vigorously defending itself against this claim. The total amount, estimated to be $25,000, of any potential judgment for the value of the equipment, has been fully accrued.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note O - LITIGATION AND CONTINGENCIES (continued)

         Leverage Leasing Co. - This is an action by an equipment lessor on a defaulted lease. An out-of-state judgment in the amount of $34,000 has been made against the Company. The total amount of any potential judgment for the value of the equipment has been accrued.

         CIT Communications Co. - This is an action by an equipment lessor on a defaulted lease. Our Company is vigorously defending itself against this claim. The total amount of any potential judgment for the value of the equipment has been accrued.

         Global Attorneys Network Co. - This is an action filed on behalf of an equipment lessor on a defaulted lease. In April 2003 the matter was settled for $16,900. This amount has been accrued.

         Arden Realty, Inc. - This is an action brought by a former landlord of PSI to recover unpaid rent. Our Company has entered into a settlement agreement with a stipulated judgment of $57,789. Our Company has paid $20,000 toward the satisfaction of this judgment. The remaining balance has been accrued.

         Floratos, Loll & Devine - This is a claim asserted by former attorneys for our Company for services performed. Our Company has entered into a settlement agreement with a stipulated judgment in the approximate amount of $85,000. The total amount has been accrued.

         Bas Mulder - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by our Company. Our Company intends to vigorously defend this action. Our Company has entered into a verbal agreement to settle the action and has satisfied part of the terms of the verbal agreement. No trial date has been set. An accrual has been made for the potential of an adverse outcome.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note O - LITIGATION AND CONTINGENCIES (continued)

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

         PC Connection - This is an action by an equipment lessor. The parties signed a stipulation judgment in January 2003 in the amount of $15,660. This amount has been accrued.

         Other Litigation - The Company is currently involved in other litigation regarding breach on capital lease agreements. The total amount being sought is $27,000, with full credit for interest and attorney's fees. It is likely the plaintiffs will prevail and the company has set up an allowance to cover any unfavorable outcomes.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2002 AND 2001


Note P - PAYROLL TAXES

         Our Company is currently in negotiations with the Internal Revenue Service ("IRS") in regards to employment taxes not paid by former management during the year 2000. The IRS has made formal demand of amounts due and unpaid, including interest and penalties, from our Company, and has filed tax liens against all assets of our Company. Our Company has filed a request for an "Offer in Compromise" of all amounts owed by our Company. The IRS has recorded the request and halted all other collection activity until it has had time to review the matter. As of the date of this report the IRS has not responded to our Company.

         Our Company has recorded its liability in full to the IRS, including penalties and interest, on its Balance Sheet. At December 31, 2002 the approximate amounts owed by each Company are as follows:

                  Accesspoint                        $    592,543
                  PSI                                     718,177
                  BSG                                      48,602
                                                       $1,359,322

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


Note Q - DEFERRED FINANCING COSTS

         In December 2001, our Company, in accordance with APB 21 and SAB 79 our Company has recorded a deferred financing cost asset of $6,326,381. This amount is based on the number of shares that three shareholders directly transferred to Net Integrated Systems, Inc. (NIS) as an inducement for NIS to enter into the Revolving Line of Credit Agreement.

         Our Company will amortize the deferred financing cost over the life of the line of credit, which is five years. For the years ended December 31, 2002 and December 31, 2001 the Company recorded amortization expense of $1,265,276 and $37,414, respectively.

         As described in Note N to the financial statements, the Revolving Line of Credit Agreement and related Management Agreement with NIS, was terminated. This resulted in the Company recording a write down on the deferred financing cost asset of $3,756,927 in the year ended December 31, 2002.

NOTE R - GOING CONCERN

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has sustained significant recurring operating losses, has limited capital resources, is involved in several pending lawsuits and has been assessed by the Internal Revenue Service for unpaid payroll taxes. Continuation of the Company as a going concern is contingent upon the ability of the Company to expand its operations, generate increased revenues, secure additional sources of financing and sell a portion of the merchant portfolio. However, there is no assurance that the Company will realize the necessary capital expansion.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

         On April 4, 2003, in an email addressed to the controller of our Company, Lichter, Weil & Associates, independent auditors to the registrant, resigned.


         During the past two years the audited financial statements of the registrant prepared by Lichter, Weil & Associates contained an adverse opinion that expressed that certain conditions indicated the Company might be unable to continue as a going concern. The prior principal accountant's report on the financial statement for either of the past two years did not contain a disclaimer of opinion, nor were the opinions qualified or modified as to uncertainty, audit scope, or accounting principles.


         During the past two years, and the interim period since the date of the last audit, December 31, 2001, there has been no disagreement with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

            The Audit Committee of the Board of Directors has approved the change of the accountant and on April 25, 2003, the registrant engaged the firm of Mendoza Berger & Company, LLP, Certified Public Accountants, as the principal accountant to audit the registrant's financial statements. The Audit Committee of the Board of Directors has approved the engagement of this firm as principal accountant.

         During the registrant's two most recent fiscal years, or any subsequent interim period, the registrant has not consulted the newly engaged accountant regarding the application of accounting principles to a specified transaction, or the type of audit opinion that might be rendered on the registrant's financial statements nor has it consulted the newly engaged accountant regarding any matter that was either the subject of a disagreement or a reportable event.

         In March 2003, the former accountant advised the registrant of the need to expand the scope of its audit, that information had come to the accountant's attention during the time period covered by the audit then under way, that if further investigated, may have caused it to question management's representations or the information contained within its financial statements. Due to the accountant's resignation on April 4, 2003, concurrently with the preliminary assessments of, and the commencement of, the additional work required for an investigation, the accountant did not expand the scope of its audit or conduct such further investigation beyond such preliminary steps.

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

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2002, by our Chief Executive Officer and other covered persons:


                           SUMMARY COMPENSATION TABLE

Name and Principal                                            Restricted
    Position           Year       Salary     Bonus    Other    Stock
                                    ($)       ($)      ($)    Award(s)
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

TITLE           NAME OF       ADDRESS OF BENEFICIAL
OF CLASS       BENEFICIAL     OWNER
                 OWNER

Common    Net Integrated      Sofia House                  4,332,735
           Systems, Ltd.(2)   48 Church Street             18%
                              Hamilton HM GX,
                              Bermuda
------------------------------------------------------------------------

Common    * Tom Djokovich     23332 Vista Carillo          3,605,257
                              Laguna Niguel, CA 92677      15%
------------------------------------------------------------------------

Common    Access Holdings LP  26482 Valpariso              1,905,037
               (3)            Mission Viejo, CA 92677      8%
------------------------------------------------------------------------

Common    * Alfred Urcuyo     22729 Baltar St.             1,621,124
                              West Hills, CA 91304         7%
------------------------------------------------------------------------

Common    All Directors &                                  11,464,153
          Executive Officers                               48%
          as a group
------------------------------------------------------------------------


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

Mr. Barber is the principal owner of Ameropa, Inc. ("Ameropa"), a Bahamas corporation. Ameropa owned two Bermuda corporations, Internet Online Services, Inc. ("IOS") and Network Integrated Systems, Ltd. ("NIS"). Mr. Barber and two colleagues agreed to provide funding to Accesspoint. Although IOS and Ameropa advanced funds from time to time, Mr. Barber and his colleagues decided to consolidate the funding agreements in NIS. Accordingly we entered into a written Secured Loan Agreement and associated Revolving Line of Credit Secured Promissory Note (together "Line of Credit") with NIS on December 14, 2001. Concurrently, on December 14, 2001, we also entered into a written Management Agreement with NIS. Under the Line of Credit NIS agreed to advance to us from time to time as we requested advances not to exceed $5,000,000. All outstanding balances would bear interest at six percent (6%) per annum. NIS has the right to call the loan at any time. The Line of Credit is secured by a blanket security interest in all of our assets. Under the Line of Credit, we have granted to NIS certain powers of attorney for the protection and perfection of NIS's security interest in the collateral. Notwithstanding the rights that we granted to NIS, NIS may demand payment from us and have access to our collateral only after NIS has exhausted other sources of repayment. In connection with the Line of Credit, three of our shareholders, Tom M. Djokovich, Access Holdings Limited Partnership, and Alfred Urcuyo (together "Option Shareholders"), granted to NIS an option to purchase a total of 7,131,688 shares of our common stock at $2.00 per share. If NIS elects to exercise its option, then the Option Shareholders have the right whether to contribute the option proceeds to us for repayment of the Line of Credit. If the Option Shareholders elect to contribute the proceeds to us, then NIS may not have recourse to our assets as a source of repayment. However, if we do not receive such option proceeds, then NIS may proceed against the collateral. Further, after 18 months, the Option Shareholders have the right to "call" the options. If NIS exercises the options, then the Option Shareholders are obligated to contribute the proceeds to us for repayment of the Line of Credit. If NIS refuses to exercise the options, then the options expire and NIS would have recourse to our assets for repayment of the Line of Credit.

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


Dated:  May 27, 2003                    ACCESSPOINT CORPORATION


                                          By:
                                          ----------------------------
                                          William R. Barber
                                          CEO, President and Director



     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                     Title               Date
         ---------                     -----               ----


                        President & Director May 27, 2003
----------------------
William R. Barber

                    CONSENT OF Mendoza Berger & Company, LLP
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference and use in the Annual Report on Form 10 KSB A-1, under the Securities Exchange Act of 1934 of our report on the consolidated financial statements of Accesspoint Corporation for the year ended December 31, 2002.




-----------------------------
Mendoza Berger & Company, LLP
Irvine, California

Dated: May 30, 2003





                     CONSENT OF Lichter Weil and Associates
                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference and use in the Annual Report on Form 10 KSB A-1, under the Securities Exchange Act of 1934 of our report on the consolidated financial statements of Accesspoint Corporation for the year ended December 31, 2001.




-------------------------
Lichter Weil & Associates
San Diego, California

Dated: May 29, 2003