Form 10QSB
period 2003-03-31
ACCESSPOINT CORP /NV/
filed 2003-07-07
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________


                        Commission File Number: 000-29217


                             ACCESSPOINT CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)



            Nevada                                       95-4721385
--------------------------------            ------------------------------------

(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or Organization)


   6171 W. Century Blvd.
         Suite 200
  Los Angeles, California                                   90045
--------------------------------            ------------------------------------

(Address of Principle Executive                           (Zip Code)
  Offices)

                                 (310) 846-2500
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:

                                      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         Common Stock, $0.001 Par Value


The number of the Company's shares of Common Stock outstanding as of March 31, 2003 was 24,163,965.

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

Signatures

                SPECIAL NOTE REGARDING Forward-Looking Statements

     This Form 10-QSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products and services, the Company's ability to develop new products and services cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

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



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.           FINANCIAL STATEMENTS

     The reviewed consolidated financial statements for the periods ended March 31, 2003 and March 31, 2002 are filed herewith.

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

                                TABLE OF CONTENTS









Consolidated Balance Sheets                                                 5

Consolidated Statements of Operations                                       7

Consolidated Statements of Cash Flow                                        8

Notes to Consolidated Financial Statements                                  9-19

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                    March 31,      December 31,
                                                      2003             2002
                                                  ------------     ------------
                                                  (unaudited)

Current Assets
      Cash                                            $13,471          $35,961
      Accounts receivable, net                        371,875          348,708
      Receivable from a related party                  70,212          157,172
      Prepaid expenses                                    744            1,488
                                                  ------------     ------------

             Total Current Assets                     456,302          543,329
                                                  ------------     ------------

Fixed Assets
      Furniture and equipment (net)                   126,008          178,139
                                                  ------------     ------------

             Total Fixed Assets                       126,008          178,139
                                                  ------------     ------------

Other Assets
      Deferred financing costs (net)                1,138,291        1,266,764
      Portfolio Purchase                              154,667          154,667
      Deposits                                        280,108          280,108
                                                  ------------     ------------

             Total Other Assets                     1,573,066        1,701,539
                                                  ------------     ------------

      Total Assets                                 $2,155,376       $2,423,007
                                                  ============     ============

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                    March 31,      December 31,
                                                      2003             2002
                                                  ------------     ------------
                                                  (unaudited)

Current Liabilities
      Accounts payable                             $1,513,085       $1,527,457
      Accrued payroll taxes and penalties           1,343,429        1,412,432
      Accrued liabilities                             650,124          560,707
      Merchant loss reserve                            19,465           19,465
      Lines of credit                               1,317,884        1,364,761
      Capitalized leases                              413,461          419,460
      Notes payable                                   565,000          565,000
                                                  ------------     ------------

      Total Current Liabilities                     5,822,448        5,869,282

      Total Liabilities                             5,822,448        5,869,282
                                                  ------------     ------------

Stockholders' Equity

      Preferred Stock, $.001 par value,
      5,000,000 shares authorized,
      1,055,600 shares issued and
      outstanding, respectively                         1,056            1,056

      Common stock, $.001 par value,
      25,000,000 shares authorized,
      24,163,965 issued and
      outstanding, respectively                        24,164           24,164

      Additional paid in capital                   15,114,004       15,114,004
      Retained (deficit)                          (18,806,296)     (18,585,499)
                                                  ------------     ------------

      Total Stockholders' (Deficit)                (3,667,072)      (3,446,275)
                                                  ------------     ------------

      Total liabilities and
      Stockholders' Equity                         $2,155,376       $2,423,007
                                                  ============     ============


                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months Ended
                                                        ------------------
                                                    March 31,        March 31,
                                                      2003             2002
                                                  ------------     ------------

Sales, net                                         $3,390,275       $2,981,487

Cost of sales                                       2,616,291        2,218,823
                                                  ------------     ------------

      Gross profit                                    773,984          762,664

Selling expenses                                        4,624            1,000

General and administrative expenses                   774,595        1,016,869
                                                  ------------     ------------

      Income (loss) from operations                    (5,235)        (255,205)
                                                  ------------     ------------

Other (Income) Expense
      Interest income                                  (1,943)          (3,964)
      Penalties                                         2,141              295
      Amortization of deferred financing
      costs                                           128,473          316,319
      Gain on forgiveness of deferred
      compensation                                          0         (221,477)
      Bad Debt                                         36,912          143,357
      Interest expense                                 49,979           55,434
                                                  ------------     ------------

      Total Other (Income) Expense                    215,562          289,964
                                                  ------------     ------------

      Income (loss) before income
      taxes                                          (220,797)        (545,169)

Provision for income taxes                                  0            2,400
                                                  ------------     ------------

      Net income (loss)                              (220,797)        (547,569)
                                                  ============     ============

      Net loss per share
             Basic                                     ($0.01)          ($0.02)


      Weighted average number of shares
             Basic                                 24,163,965       23,454,240


                   Refer to notes to the financial statements

                        ACCESSPOINT CORPORATION
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                               Three Months Ended
                                         -----------------------------
                                            March 31,      March 31,
                                              2003           2002
                                         -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                         ($220,797)    ($547,569)

Adjustments to reconcile net loss to net
cash used in operating activities:
         Amortization                         128,473       316,319
         Depreciation                          52,131        83,785
         Gain on forgiveness of deferred
          compensation                                     (221,477)
         Decrease (Increase) in
          receivables                         (23,167)     (128,895)
         Decrease (Increase) in inventory           0        (2,038)
         Decrease in other current assets      91,775             0
         Decrease in prepaid expenses             744           773
         Decrease in deposits                       0           461
         (Decrease) Increase in accounts
         payable and accrued expenses          75,045       181,326
         Increase in accrued payroll
          taxes                               (69,003)     (131,646)
         Increase in accrued loss
          contingencies                             0        35,000
                                         -------------- --------------

         Total adjustments                    255,998       133,608
                                         -------------- --------------
         Net cash contributed by
         (used in) operations                  35,201      (413,961)
                                         -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Purchase of fixed assets                   0       (15,095)
                                         -------------- --------------
         Net cash (used in) investing
         activities                                 0       (15,095)
                                         -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Issuance of notes payable                  0       703,252
         Payments on notes payable                         (201,250)
         Payments on capital leases            (5,999)      (13,217)
         Sale of stock                              0        56,509
         Payments on line of credit           (46,877)            0
                                         -------------- --------------
         Net cash provided by
(used in)financing activities                 (52,876)      545,294
                                         -------------- --------------

         Net change in cash                   (17,675)      116,238
                                         -------------- --------------

         Cash at beginning of period           35,961        78,229
                                         -------------- --------------
         Cash at end of period                $18,286      $194,467
                                         ============== ==============

         Supplemental cash flows
          disclosures:
                  Income tax payments              $0        $2,400
                                         -------------- --------------

                  Interest payments                $0        $1,022
                                         -------------- --------------

              Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             MARCH 31, 2003 AND 2002


Note A - NATURE OF OPERATIONS
         --------------------

         Incorporated in the State of Nevada, Accesspoint Corporation ("the Company") is a "C" Corporation as defined by the Internal Revenue Code. As of March 31, 2003, the Company has combined its mature Internet Application Services technology platform with its credit card and check-processing platform to provide bundled payment acceptance, processing and business management services. These programs provide customers with multiple payment acceptance capabilities including credit card and check transaction, a fully operational e-commerce and business management Website, and a central Web based management system for servicing both the brick-and-mortar and web based sides to each business.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2002.

         Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

         Revenue Recognition
         -------------------
         The Company recognizes revenue from; settlement fees for electronic payment processing, credit and debit card payment settlement, check conversion and financial processing programs and transaction fees related to the use of its software and credit card processing products, licensing of its software products. Revenue from software and hardware sales and services are recognized as products are shipped, downloaded, or used.

         The Company reports income and expenses on the accrual basis for both financial and income tax reporting purposes.

         Principles of Consolidation
         ---------------------------
         The consolidated financial statements include the accounts of Accesspoint Corporation, and its wholly owned subsidiaries Processing Source International, Inc. (PSI) and Black Sun Graphics, Inc. (BSG), collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

         Contingencies
         -------------
         Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

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

         Reserve for Merchant Credit Losses
         ----------------------------------
         The Company establishes reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase is refunded to the customer by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company estimates its potential loss for chargebacks based primarily on historical experience. Obtaining collateral from merchants considered higher risk often mitigates the risk of loss. At March 31, 2003 and March 31, 2002, the Company had aggregate collateral classified as merchant loss reserves of $19,465 and $99,465, respectively.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002



Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
         ------------------------------------------------------

         Leasehold Improvements
         ----------------------
         Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

         Capital Leases
         --------------
         Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

         Inventory
         ---------
         Inventory is valued at the lower of cost or market. Cost is determined on the weighted average method. As of March 31, 2003 there was no inventory. As of March 31, 2002, inventory consisted only of finished goods.

         Concentration of Credit Risk
         ----------------------------
         Concentration of credit risk with respect to trade accounts receivable is not diversified. As of March 31, 2003 91% of the trade receivable were from Chase Merchant Services, LLC. The loss of Chase Merchant Services to our Company would be severely detrimental and could result in the termination and liquidation of our Company. Our Company actively evaluates the creditworthiness of Chase Merchant Services, LLC and is confident that the failure of the firm is neither likely nor imminent

         Advertising
         -----------
         Advertising costs are expensed in the year incurred.

         Earnings Per Share
         ------------------
         Earnings per common share amounts are computed by dividing net income amounts by weighted-average common stock and common stock equivalents shares (when dilutive) outstanding during the period. Diluted earnings per share were not presented because they were considered to be anti-dilutive.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note C - STOCK AND STOCK WARRANTS
         ------------------------

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At March 31, 2003, the Company has 25,000,000 common shares authorized and 24,163,965 shares issued and outstanding. The Company had 5,000,000 preferred shares authorized and 1,055,600 shares issued and outstanding.

         At March 31, 2003, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants             482,223
                  Exercise of employee stock options          1,776,445
                                                              ---------
                                                              2,258,668
                                                              =========

         The Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to March 31, 2003.


Note D - LOSS PER SHARE
         --------------

         Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of earnings per share were not presented because they were considered to be anti-dilutive. The computations of basic net loss per share as of March 31, 2003 and 2002 are as follows:


                                                           2003          2002
                                                           ----          ----

         Net (loss) from operations                     $(220,797)    $(547,569)
                                                       -----------   -----------

         Basic weighted average shares                 24,163,965    23,454,240

         Net (loss) per share from
          continuing operations:
          Basic                                            ($0.01)       ($0.02)

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002



Note E - LITIGATION AND CONTINGENCIES
         ----------------------------

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         Citicorp - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of March 31, 2003 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         Roycap - As of March 31, 2003 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. The Company has recently entered into a settlement agreement wherein it stipulated to a $730,000 judgment. The entire settlement amount has been accrued.

         Bentley Promissory Notes - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. The Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. The Company continues to fight these actions vigorously.

         Merchants Warehouse.com - This is a claim against PSI for breach of an independent sales agent agreement. The claim is disputed. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made an interim award of $296,720 and denied the Company's counterclaim. The Company is directed to pay the agent residuals according to the terms of the Company's agreement with the agent. The Company has made all payments to the agent since the date of the award. The amount of the award has been accrued.

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

         EAB Leasing Corp. - This action by an equipment lessor on a defaulted lease was settled. Pursuant to the settlement, a stipulated judgment was entered in the amount of $72,000, which has been fully accrued. The Company is paying this off at the rate of $3,000 per month.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note E - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         Moceri Leasing Co. - This is an action by an equipment lessor on a defaulted lease. The Company is vigorously defending itself against this claim. The total amount, estimated to be $25,000, of any potential judgment for the value of the equipment, has been fully accrued.

         Leverage Leasing Co. - This is an action by an equipment lessor on a defaulted lease. An out-of-state judgment in the amount of $34,000 has been made against the Company. The Company is paying this judgment off at the rate of $2,000 per month and has paid $6,000. The total amount of the remaining judgment for the value of the equipment has been accrued.

         CIT Communications Co. - This is an action by an equipment lessor on a defaulted lease. The Company is vigorously defending itself against this claim. The total amount of any potential judgment for the value of the equipment has been accrued.

         Global Attorneys Network Co. - This is an action filed on behalf of an equipment lessor on a defaulted lease. In April 2003 the matter was settled for $16,900. This amount has been accrued. No payments have been made.

         Arden Realty, Inc. - This is an action brought by a former landlord of PSI to recover unpaid rent. The Company has entered into a settlement agreement with a stipulated judgment of $57,789. The Company has paid $20,000 toward the satisfaction of this judgment. The remaining balance has been accrued.

         Floratos, Loll & Devine - This is a claim asserted by former attorneys for the Company for services performed. The Company has entered into a settlement agreement with a stipulated judgment in the approximate amount of $85,000. The Company has made payments totaling $20,000 against the judgment. The remaining amount has been accrued.

         Bas Mulder - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. The Company intends to vigorously defend this action. The Company has entered into a verbal agreement to settle the action and has satisfied part of the terms of the verbal agreement. No trial date has been set. An accrual has been made for the potential of an adverse outcome.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note E - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         Bentley v. William R. Barber, et al. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder and former employee and director of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasion, Plaintiff also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Plaintiff's requests for provisional relief have been granted. On June 26, 2002, the parties to the action executed a Settlement Agreement. Plaintiff purported to rescind the Settlement Agreement in early December 2002. Plaintiff thereafter filed an ex parte application for temporary restraining order, which the court denied on December 24, 2002. The Court set a hearing for Plaintiff's application for preliminary injunction in late January 2003. Plaintiff thereafter continued the hearing on the application for preliminary injunction on several occasions. Ultimately, after Defendant's; opposition to the preliminary injunction request was filed; Plaintiff took his application for preliminary injunction off calendar completely. A number of depositions and law and motion were conducted during January and February 2003. Trial has been set for October 20, 2003. The Company will vigorously contest Plaintiff's allegations and contention, including vigorously pursuing discovery in the case to obtain all information necessary to conduct a proper defense. The Company has recorded no liability for the potential of an adverse outcome of the action.

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

Note F - PAYROLL TAXES
         -------------

         The Company is currently in negotiations with the United States Department of the Treasury, Internal Revenue Service ("IRS") in regards to unpaid employment taxes. The IRS has made formal demand of amounts due and unpaid, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company has filed a request for an "Offer in Compromise" of all amounts owed by the Company. The IRS has recorded the request and any other collection activity until it has had time to review the matter. As of the date of this report the IRS has responded to the Company and is reviewing the offer.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note F - PAYROLL TAXES (continued)
         -------------------------

         The Company has recorded its liability in full to the IRS, including penalties and interest, on its balance sheet. As of March 31, 2003, the Company has accrued liability of approximately $1,310,720 to the IRS.

         The Company also owes unpaid employment taxes to the California Employment Development Department ("EDD"). The Company has entered into an installment agreement with the EDD and has been making all required payments. The Company has recorded penalties and interest to the EDD as a liability on its balance sheet. As of March 31, 2003, the Company has remaining liability of approximately $32,709 to the EDD.

Note G - COMMITMENTS
         -----------

         In October 2002, the Company entered into a Master Support Services Agreement ("Agreement") with Merchants Billing Services ("MBS"). This Agreement called for the payment of $180,000 per month for salaries, office space & utilities, travel & entertainment, telecommunications, professional services and a management fee, with a quarterly adjustment of the payment based on actual expenses for the preceding three months activity. The Agreement is for an initial period of one year, but in March 2003, the Company received notification of MBS's intention to terminate the agreement effective June 30, 2003, this notification of termination was subsequently amended to September 17, 2003. The disinterested members of the Board have accepted this amendment. Effective July 1, 2003, the Company resumed payments to employees and vendors. While the Agreement remains in effect, the range of services provided by MBS no longer includes payments to the Company's employees and vendors. There are no future minimum payments under the Agreement. For the three months ended March 31, 2003 the Company made payments totaling $540,000 under the Agreement. As of March 31, 2003, the Company owed MBS $3,342 which is included in accounts payable.

         Associated with the Agreement was the assignment of that certain Agreement of Sublease ("Sublease") dated as of August 2002 between Veridian and the Company. Veridian and the landlord Carlsberg Properties, Inc agreed upon the assignment of the Sublease.

         Operating lease expense for the three months ended March 31, 2003 and 2002 was $30,000 and $526,580, respectively.


Note H - DEFERRED FINANCING COSTS
         ------------------------

         In December 2001, the Company, in accordance with APB 21 and SAB 79 the Company has recorded a deferred financing cost asset of $6,326,381. This amount is based on the number of shares that three shareholders directly transferred to Net Integrated Systems, Inc. ("NIS") as an inducement for NIS to enter into the Revolving Line of Credit Agreement. In October 2002, the Revolving Line of Credit Agreement and related Management Agreement with NIS, was terminated. This resulted in the Company recording a write down on the deferred financing cost asset of $3,756,927 in the year ended December 31, 2002.

         The Company will amortize the remaining deferred financing cost over the life of the line of credit, which is five years. For the three months ended March 31, 2003 and March 31, 2002 the Company recorded amortization expense of $128,473 and $316,319 respectively.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note I - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of March 31, 2003, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, is jointly owned by Becky Takeda, President and Chief Executive Officer of the Company and William R. Barber, Director of the Company, is also an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel. As of March 31, 2003, under the terms of the agency agreement with MBS, the Company paid $123,202 in residuals. Refer to Note H Commitments for further discussion of the operating arrangement between the Company and MBS.

Note J - SUBSEQUENT EVENTS
         -----------------

         In June 2003, Mr. William Barber the Company's President and Chief Executive Officer resigned, effective on the date of his notice. The Board accepted his resignation. Ms. Becky Takeda, has been appointed interim President and Chief Executive Officer until September 17, 2003. She assumes this new position effective July 1, 2003. Ms. Takeda also serves as the President of Merchants Billing Services, Inc., which provides the Company with a range of administrative and support services.

         In June 2003, Merchants Billings Services, Inc. extended the termination of its Master Support Services Agreement with the Company through September 17, 2003, through a rescission of its prior notification of termination of that same agreement. Effective July 1, 2003, the Company resumes payments to employees and vendors. While the Agreement remains in effect, the range of services provided by MBS no longer includes payments to the Company's employees and vendors. For the period of April 1 - June 30, 2003, the Company paid MBS a total of $180,000, due to the lower billing based on prior period actual activity.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             MARCH 31, 2003 AND 2002


Note K - GOING CONCERN
         -------------

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

     A. PLAN OF OPERATION

     Our primary software products consist of: Merchant Manager Enterprise, a complete and secure fully-hosted e-commerce solution for small to midsize businesses, which provides an on-line store, catalog and credit card processing abilities; Transaction Manager, an on-line credit card and ACH processing solution for small to midsize businesses; and Merchant Manager, a hosted e-commerce solution providing a simple-to-learn and simple-to-use set of tools derived from Merchant Manager Enterprise. We provide hosting services in conjunction with the software products.

     During the coming twelve months, we will not be able to satisfy the cash requirements and have no financing alternatives to satisfy the obligations except for the sale of a portion of the merchant portfolio. The plans for the coming twelve months include the contemplation of a sale of the merchant portfolio for the purpose of recapitalizing the company and paying down debt. Should a portion of the merchant portfolio be sold, we will be forced to reduce the staffing levels in line with the reduction in revenue realized. During the coming twelve months, we will continue to pursue enhancements of the existing Merchant Manager and Transaction Manager products to meet the demands of an increasingly competitive marketplace. We do not anticipate the development of any products during the coming twelve-month period and will not expend significant resources on the research or development of new product lines.

     B. RESULTS OF OPERATIONS

     Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002.

     Revenues for the three months ended March 31, 2003 increased to $3,390,275 from $2,981,487 for the three months ended March 31, 2002. The increase of $408,788, 14%, is due primarily to the increased revenues associated with credit card processing which resulted in an overall increase in sales.

     Cost of sales for the three months ended March 31, 2003 increased to $2,616,291 from $2,218,823 for the three months ended March 31, 2002. The increase of $397,468, 18%, resulted primarily from the increase in cost of sales associated with credit card processing resulting from an overall increase in sales.

     Selling and marketing expenses for the three months ended March 31, 2003 increased to $4,624 from $1,000 for the three months ended March 31, 2002. This increase of $3,624 resulted from the updating of the websites.

     General and administrative expenses for the three months ended March 31, 2003 decreased to $774,595 from $1,016,869 for the three months ended March 31, 2002. The decrease of $242,274, or (24%), resulted primarily from a decrease of salaries and wages, occupancy costs, and other operating efficiencies realized through the consolidation of three offices into one.

     Interest expense, net, for the three months ended March 31, 2003 was $49,979, as compared to $55,434 for the three months ended March 31, 2002. The decrease of $5,455, or 10%, resulted primarily from the Company's lower level of indebtedness and reduced borrowing costs.

     Other (Income) Expense, net of Interest expense was $165,583 for the three months ended March 31, 2003, as compared to $234,530 for the three months ended March 31, 2002. These decrease of $68,947, or 29% resulted primarily from the amortization of deferred financing costs for the three months ended March 31, 2003, as compared to the three months ended March 31, 2002.

     Net losses for the three months ended March 31, 2003 were ($220,797), as compared to ($547,569) for the three months ended March 31, 2002. The difference in loss of $326,772, or 64%, was primarily related to increased revenues and a reduction of salaries and other operating efficiencies.

     C.  LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2003 were $13,471, compared to $35,961 at December 31, 2002, a decrease of ($22,490), which represented a decline of 63%.

     Net Cash used in operations decreased $449,162 for the three months ended March 31, 2003 to a contribution of $35,201 or 108%. This efficiency was primarily accomplished by increased effectiveness in operations.

     Net Cash used in investing activities decreased from $15,095 as of March 31, 2002 to $0 as of March 31, 2003. This decrease of $15,095, was due to the lack of funds available for investment..

     During the three months ended March 31, 2003, the Company used net cash of $52,876 for financing activities as compared to the generation of $545,294 for the three months ended March 31, 2002. The decrease of $598,170, or 110% resulted from the cessation of all private placement fundraising activities and the associated payment of outstanding obligations.

     We had, at March 31, 2003, negative working capital. We believe that cash generated from operations will not be sufficient to fund the current and anticipated cash requirements. The plans for the coming twelve months include the contemplation of a sale of the merchant portfolio for the purpose of recapitalizing the company and paying down debt. Should a portion of the merchant portfolio be sold, we will be forced to reduce the staffing levels in line with the reduction in revenue realized.

     D.  NET OPERATING LOSS

     For federal income tax purposes, we have net operating loss carryforwards of approximately $13,833,000 as of March 31, 2003 and $10,760,000, as of March 31, 2002. These carryforwards will expire at various dates through the year 2015. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.



                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS

         We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of the business activities. We describe below only those matters that we consider to be material.

         Citicorp - During 2001 we vacated office facilities we had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against us for the remaining amount of unpaid rent and other various expenses. A judgment was filed against us in the amount of $95,000. As of March 31, 2003 we have accrued for the liability in full on the Balance Sheet. No payments have been made.

         Roycap - As of March 31, 2003 we were in default on the loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. We have recently entered into a settlement agreement, stipulating to a $730,000 judgment. As of March 31, 2003 we have accrued for the liability in full on the Balance Sheet. No payments have been made.

         Bentley Promissory Notes - Various family trusts related to James W. Bentley, a former director, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. We believe these claims were settled by the June 26, 2002 Settlement. Pursuant to the terms of that Settlement, Net Integrated Systems, Inc. assumed the repayment of the Bentley notes and contributed the total indebtedness to the Company as a capital contribution in September 2002. We continue to fight these actions vigorously.

         Merchants Warehouse.com ("MWC") - MWC filed a claim against PSI for breach of an independent sales agent agreement. We dispute the claim. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made in interim award of $296,720 in favor of MWC and denied the counterclaim. The arbitrator directed us to pay the agent residuals according to the terms of the agreement with the agent. We have made all payments to the agent since the date of the award. The amount of the award has been accrued.

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

         Leverage Leasing Co. ("LLC") - LLC, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending against this claim. The total amount of any potential judgment for the value of the equipment has been accrued in the amount of $32,977. The Company is paying this judgment off at the rate of $2,000 per month and has paid $6,000. The total amount of the remaining judgment for the value of the equipment has been accrued.

         CIT Communications Co. ("CIT") - CIT, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending against this claim. The total amount of any potential judgment for the value of the equipment has been accrued.

         Global Attorneys Network Co. ("GAN") - GAN, an equipment lessor, claims that we defaulted on an equipment lease. We are vigorously defending itself against this claim. In April 2003, the matter was settled for $16,900. No payments have been made. The total amount of any potential judgment for the value of the equipment has been accrued.

         Arden Realty, Inc. ("Arden") - Arden is a former landlord of PSI. Arden brought this action to recover unpaid rent. The Company has entered into a settlement agreement with a stipulated judgment of $57,789. We have paid $20,000 toward the satisfaction of this judgment. We are making monthly payments of $5,000. The remaining balance has been accrued.

         Floratos, Loll & Devine ("FLD") - The former attorneys have made a claim for services performed. We have entered into a settlement agreement with a stipulated judgment in the approximate amount of $85,000. We have accrued this liability. $20,000 in payments have been made.

         Bas Mulder ("Mulder") - Mulder is the former owner and employee of Black Sun Graphics, Inc. ("BSG"). Mulder claims damages in excess of $430,000 related to the purchase of BSG. We intend to vigorously defend this action. We have entered into a verbal agreement to settle the action. We have satisfied part of the terms of the verbal agreement. No trial date has been set. An accrual has been made for the potential of an adverse outcome

         Bentley v. William R. Barber, et al. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder and former employee and director of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasion, Plaintiff also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Plaintiff's requests for provisional relief have been granted. On June 26, 2002, the parties to the action executed a Settlement Agreement. Plaintiff purported to rescind the Settlement Agreement in early December 2002. Plaintiff thereafter filed an ex parte application for temporary restraining order, which the court denied on December 24, 2002. The Court set a hearing for Plaintiff's application for preliminary injunction in late January 2003. Plaintiff thereafter continued the hearing on the application for preliminary injunction on several occasions. Ultimately, after Defendant's; opposition to the preliminary injunction request was filed; Plaintiff took his application for preliminary injunction off calendar completely. A number of depositions and law and motion were conducted during January and February 2003. Trial has been set for October 20, 2003. The Company will vigorously contest Plaintiff's allegations and contention, including vigorously pursuing discovery in the case to obtain all information necessary to conduct a proper defense. The Company has recorded no liability for the potential of an adverse outcome of the action.

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

For a similar discussion of Legal Proceedings, please refer to Note F, Litigation and Contingencies, attached as a part of the financial statements filed herewith and incorporated hereby.



ITEM 2.           CHANGES IN SECURITIES

     None.


ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2003.


ITEM 5.           OTHER INFORMATION

     None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K




     A.  Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

     Exhibit No.  Description
     -----------  -----------
     21.00        *List of Subsidiaries


     * Incorporated by reference from the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001


     B. REPORTS ON FORM 8-K

         None.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California, on the 27th day of June, 2003.


Dated:  June 30, 2003                         ACCESSPOINT CORPORATION


                                              By
                                              /s/_Becky_Takeda__________________
                                              Becky Takeda,
                                              Chief Executive Officer, President

                                              By
                                              /s/_Lawrence_C._Early_____________
                                              Lawrence C. Early
                                              Controller

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


      Signature                                   Title                                       Date
---------------------               -----------------------------------                  -------------
                                    Director                                             June 30, 2003
/s/_Joe_Byers________
Joe Byers

                                    Director                                             June 30, 2003
/s/_Mike_Savage______
Mike Savage
                                    Director                                             June 30, 2003
/s/_Wiliam_R._Barber_
William R. Barber
                                    Chairman of the Board of  Directors                  June 30, 2003
/s/_Gene_Valentine___
Gene Valentine

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES OXLEY ACT OF 2002


                                 CERTIFICATIONS*
                                 ---------------

I, Becky Takeda, certify that:


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  June 30, 2003
                                              /s/_Becky_Takeda__________________
                                              Becky Takeda
                                              Chief Executive Officer, President

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES OXLEY ACT OF 2002


                                 CERTIFICATIONS*
                                 ---------------

I, Lawrence Early, certify that:


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date:  June 30, 2003
                                              /s/_Lawrence_C._Early_____________
                                              Lawrence C. Early
                                              Controller