Form 10QSB
period 2003-06-30
ACCESSPOINT CORP /NV/
filed 2003-08-14
CIK 1104174

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


     [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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
  Incorporation or Organization)


        6171 W. Century Blvd.
             Suite 200
       Los Angeles, California                                 90045
----------------------------------------                     ----------

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

                         Common Stock, $0.001 Par Value


The number of the Company's shares of Common Stock outstanding as of June 30, 2003 was 24,163,965.

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



                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

     The reviewed consolidated financial statements for the periods ended June 30, 2003 and June 30, 2002 are filed herewith.

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------
                                                  June 30,          December 31,
                                                    2003                2002
                                                ------------       -------------
                                                (unaudited)

Current Assets
    Cash                                         $   25,447          $   35,961
    Accounts receivable, net                        425,614             348,708
    Receivable from a related party                 116,368             157,172
    Prepaid expenses                                      0               1,488
                                                ------------       -------------

        Total Current Assets                        567,429             543,329
                                                ------------       -------------

Fixed Assets
    Furniture and equipment (net)                    73,856             178,139
                                                ------------       -------------

        Total Fixed Assets                           73,856             178,139
                                                ------------       -------------

Other Assets
    Deferred financing costs (net)                1,009,819           1,266,764
    Portfolio Purchase                              154,667             154,667
    Deposits                                        280,108             280,108
                                                ------------       -------------

        Total Other Assets                        1,444,594           1,701,539
                                                ------------       -------------

    Total Assets                                 $2,085,879          $2,423,007
                                                ============       =============


                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 June 30,           December 31,
                                                   2003                 2002
                                               -------------       -------------
                                                (unaudited)

Current Liabilities
    Accounts payable                           $  1,363,163        $  1,527,457
    Accrued payroll taxes and penalties           1,338,330           1,412,432
    Accrued liabilities                             652,174             560,707
    Merchant loss reserve                            32,628              19,465
    Lines of credit                               1,404,419           1,364,761
    Capitalized leases                              411,461             419,460
    Notes payable                                   565,000             565,000
                                               -------------       -------------

        Total Current Liabilities                 5,767,175           5,869,282

        Total Liabilities                         5,767,175           5,869,282
                                               -------------       -------------

Stockholders' Equity

    Preferred Stock, $.001 par value, 5,000,000
     shares authorized, 1,055,600 shares issued
     and outstanding, respectively                    1,056               1,056

    Common stock, $.001 par value, 25,000,000
     shares authorized, 24,163,965 issued and
     outstanding, respectively                       24,164              24,164

    Additional paid in capital                   15,114,004          15,114,004
    Retained (deficit)                          (18,820,520)        (18,585,499)
                                               -------------       -------------

        Total Stockholders' (Deficit)            (3,681,296)         (3,446,275)
                                               -------------       -------------

        Total liabilities and Stockholders'
         Equity                                $  2,085,879        $  2,423,007
                                               =============       =============


                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months Ended                     Six Months Ended
                                               ---------------------------------      -------------------------------
                                                  June 30,            June 30,          June 30,           June 30,
                                                   2003                 2002              2003               2002
                                               -------------       -------------      ------------       ------------

Sales, net                                     $  3,389,904        $  3,261,131       $ 6,780,179        $ 6,263,494

Cost of sales                                     2,530,974           2,837,491         5,147,265          5,072,264
                                               -------------       -------------      ------------       ------------

    Gross profit                                    858,930             423,640         1,632,914          1,191,230

Selling expenses                                          0               4,522             4,624              4,946

General and administrative expenses                 669,736             942,456         1,444,205          1,987,649
                                               -------------       -------------      ------------       ------------

    Income (loss) from operations                   189,194            (523,338)          184,085           (801,365)
                                               -------------       -------------      ------------       ------------

Other (Income) Expense
    Interest income                                    (553)            (27,897)           (2,496)           (31,861)
    Gain on sale of asset                                 0            (101,250)                0           (101,250)
    Penalties                                         3,169               1,490             5,310              1,785
    Amortization of deferred financing costs        128,472             316,319           256,945            632,638
    Debt forgiveness                                      0                   0                 0           (221,477)
    Bad Debt                                         28,088              38,350            65,000            145,922
    Interest expense                                 44,368              82,530            94,347            129,064
                                               -------------       -------------      ------------       ------------

        Total Other (Income) Expense                203,544             309,542           419,106            554,821
                                               -------------       -------------      ------------       ------------

        Income (loss) before income taxes           (14,350)           (832,880)         (235,021)        (1,356,186)

Provision for income taxes                                0                   0                 0              2,400
                                               -------------       -------------      ------------       ------------

          Net income (loss)                         (14,350)           (832,880)         (235,021)        (1,358,586)
                                               =============       =============      ============       ============

          Net loss per share
            Basic                                      0.00              ($0.03)           ($0.01)            ($0.06)


          Weighted average number of shares
            Basic                                24,163,965           3,848,618        24,163,965         23,769,587


                   Refer to notes to the financial statements


                             ACCESSPOINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Six Months Ended
                                               ---------------------------------
                                                  June 30,            June 30,
                                                   2003                 2002
                                               -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                    ($235,021)         (1,358,586)

Adjustments to reconcile net loss to net cash
 used in operating activities:
    Amortization                                    256,945             632,638
    Depreciation                                    104,283             139,998
    Gain sale of asset                                    0            (101,250)
    Decrease in deferred compensation                     0            (221,477)
    Decrease (Increase) in receivables              (76,906)           (118,074)
    Decrease (Increase) in inventory                      0                 (48)
    Decrease in other current assets                 40,803                   0
    Decrease (increase) in prepaid expenses           1,488             (25,895)
    Decrease in deposits                                  0                 461
   (Decrease) Increase in accounts payable and
     accrued expenses                              (164,294)            271,797
    Increase in accrued payroll taxes               (74,101)           (52,955)
    Increase in merchants loss reserve               13,163                   0
    Increase in accrued liabilities                  91,467               5,000
                                               -------------       -------------

    Total adjustments                               192,848             530,195
                                               -------------       -------------
    Net cash contributed by (used in)
     operations                                     (42,173)           (828,391)
                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of asset                                         0              75,000
    Purchase of portfolio                                 0            (500,000)
    Purchase of fixed assets                              0            (114,329)
                                               -------------       -------------
    Net cash (used in) investing activities               0            (539,329)
                                               -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of notes payable                             0             500,000
    Payments on notes payable                             0            (201,250)
    Payments on capital leases                       (8,000)            (38,336)
    Sale of stock                                         0              56,510
    Line of credit                                   36,658           1,168,542
    Payments on line of credit                            0                   0
                                               -------------       -------------
    Net cash provided by financing activities        31,658           1,485,466
                                               -------------       -------------

    Net change in cash                              (10,514)            117,746
                                               -------------       -------------

    Cash at beginning of period                      35,961              78,229
                                               -------------       -------------
    Cash at end of period                           $25,447            $195,975
                                               =============       =============


                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             JUNE 30, 2003 AND 2002


Note A - NATURE OF OPERATIONS
         --------------------

         Accesspoint Corporation (subsequently referred to as "Accesspoint", the "Company" or "We") was incorporated as Accesspoint Corporation in Nevada in 1995 and is a provider of card- and web-based payment processing services to businesses throughout the United States.
         The Company enables merchants to accept credit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include transaction organization and retrieval, ongoing merchant assistance and support in connection with disputes with cardholders. We market and sell our services primarily through independent sales organizations ("ISOs") and registered sales agents ("RSAs").


         Our payment processing services enable merchants to process both traditional swipe transactions, as well as card-not-present transactions. A card-not-present transaction occurs whenever a customer does not physically present a payment card at the point-of-sale and may occur over the Internet or by mail, fax or telephone. Our processing services include evaluation and acceptance of card numbers, detection of fraudulent transactions, receipt and settlement of funds and service and support. By outsourcing some of these services to third parties, including the evaluation and acceptance of card numbers and receipt and settlement of funds, we maintain an efficient operating structure, which allows us to easily expand our operations without significantly increasing our fixed costs. We believe our experience and knowledge in providing payment processing services to merchants of all sizes gives us the ability to effectively identify, evaluate and manage the payment processing needs and risks that are unique to businesses of varying levels.


         We market and sell our services primarily through our relationships with ISOs and RSAs. ISOs and RSAs act as a non-employee, external sales force in communities throughout the United States. By providing the same high level of service and support to our ISOs and RSAs as we do to our merchants, we maintain our access to an experienced sales force of sales professionals who market our services, with minimal direct investment in sales infrastructure and management. After an agent refers a merchant to us and we execute a processing agreement with that merchant, we pay the referring ISO or RSA a percentage of the revenues generated by that merchant. Although our relationships with agents are mutually non-exclusive, we believe that our understanding of the unique payment processing needs of merchants of all sizes enables us to develop compelling incentives for agents to continue to refer newly identified merchants to us.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operating results, and cash flows for the periods presented. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2002.

         Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

         Revenue Recognition
         -------------------
         The Company recognizes revenue from: settlement fees for electronic payment processing, credit and debit card payment settlement, check conversion and financial processing programs and transaction fees related to the use of its software and credit card processing products, licensing of its software products. Revenue from software and hardware sales and services are recognized as products are shipped, downloaded, or used.

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

         Risks and Uncertainties
         -----------------------
         The Company is subject to substantial risks from, among other things, intense competition from the providers of financial electronic payment processing, settlement services, software development and e-commerce service companies specifically, and the technology industry in general, other risks associated with the Internet services industry, financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and the volatility of public markets.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

         Reserve for Merchant Credit Losses
         ----------------------------------
         The Company establishes reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase is refunded to the customer by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company estimates its potential loss for chargebacks based primarily on historical experience. Obtaining collateral from merchants considered higher risk often mitigates the risk of loss. At June 30, 2003 and June 30, 2002, the Company had aggregate collateral classified as merchant loss reserves of $32,628 and $19,465, respectively.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002



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

         Concentration of Credit Risk
         ----------------------------
         Concentration of credit risk with respect to trade accounts receivable is not diversified. As of June 30, 2003, 59% of the trade receivables are from Chase Merchant Services, LLC. The loss of Chase Merchant Services to our Company would be severely detrimental and could result in the termination and liquidation of our Company. Our Company actively evaluates the creditworthiness of Chase Merchant Services, LLC and is confident that the failure of the firm is neither likely nor imminent.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


Note C - STOCK AND STOCK WARRANTS
         ------------------------

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At June 30, 2003, the Company has 25,000,000 common shares authorized and 24,163,965 shares issued and outstanding. The Company had 5,000,000 preferred shares authorized and 1,055,600 shares issued and outstanding.

         At June 30, 2003, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants             482,223
                  Exercise of preferred stock                 1,055,600
                  Exercise of employee stock options          1,776,445
                                                              ---------
                                                              3,314,268
                                                              =========

         The Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to June 30, 2003.


Note D - LOSS PER SHARE
         --------------

         Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of earnings per share were not presented because they were considered to be anti-dilutive. The computations of basic net loss per share as of June 30, 2003 and 2002 are as follows:


                                                   2003                 2002
                                               -------------       -------------

         Net (loss) from operations               $(235,021)        ($1,358,586)
                                               -------------       -------------

         Basic weighted average shares           24,163,965          23,769,587

         Net (loss) per share from
          continuing operations:
          Basic                                      ($0.01)             ($0.06)

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002



Note E - LITIGATION AND CONTINGENCIES
         ----------------------------

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         Citicorp - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of June 30, 2003 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         Roycap - As of June 30, 2003 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. The Company has recently entered into a settlement agreement wherein it stipulated to a $730,000 judgment. The entire settlement amount has been accrued.

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

         Northwest Systems, LLC - Two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract whereby PSI agreed to purchase certain merchant accounts from Northwest Systems, LLC ("NWS"). The first case (lawsuit) seeks to recover damages of $300,000 for alleged breach of the contact to purchase, while the second case (arbitration) claims that NWS has not been paid all residual payments due it under its agency contract with PSI. In May 2003, an award in the arbitration claim in the amount of $149,000 was made for the benefit of the plaintiff. In mediation on July 2, 2003, the registrant settled both claims, while not all terms of the settlement can be disclosed, the registrant will record other income in the form of a gain on the forgiveness of debt, in the amount of $270,836 in the quarter ended September 30, 2003. The settlement also calls for the conversion/transfer of all merchants accounts associated with NWS effective, July 1, 2003. While no accurate forecast can be made as to the amount and timing of the anticipated conversion, NWS merchants accounted for approximately 10% of the Company's gross processing revenue for the quarter ended March 31, 2003. The settlement also calls for a mutual release on both parties of all and any current or contemplated actions arising from their business relationship.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

         Bentley v. William R. Barber, et al. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasions, Plaintiff also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Plaintiff's requests for provisional relief have been granted. On June 26, 2002, the parties to the action executed a Settlement Agreement. Plaintiff purported to rescind the Settlement Agreement in early December 2002. Plaintiff thereafter filed an ex parte application for temporary restraining order, which the court denied on December 24, 2002. The Court set a hearing for Plaintiff's application for preliminary injunction in late January 2003. Plaintiff thereafter continued the hearing on the application for preliminary injunction on several occasions. Ultimately, after Defendant's opposition to the preliminary injunction request was filed; Plaintiff took his application for preliminary injunction off calendar completely. A number of depositions and law and motion were conducted during January and February 2003. Trial has been set for October 20, 2003. On July 3, 2003 in a special meeting of the Board of Directors, the Directors received, reviewed and considered the report of the findings of the Special Litigation Committee ("the Committee").

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


Note E - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         Bentley v. William R. Barber, et al. (continued) - The Committee was
         -------------------------------------------------
         formed in January 2003 for the purpose of investigating the allegations contained within the shareholder derivative action known as Bentley v. Barber (" the Bentley matter"). Based on its investigation, which included the review of thousands of pages of documents, 1,200 pages of transcripts of depositions, reviews of the declarations of ten witnesses, and interviews of the Plaintiff, and his representatives, as well as of at least fifteen other witnesses, the Committee met on July 2, 2003 and unanimously agreed and found as follows:
          1) The action was previously settled, after both the plaintiff and the court in the Bentley matter concluded the settlement agreement was in the best interests of the Company, so that the Committee likewise concludes that the best interests of the company are served by a dismissal of the action and the enforcement of the settlement agreement previously approved by the court:
          2) That the allegations raised in the Bentley matter are without merit;
          3) That it is not in the Company's interests to pursue the litigation, as the costs of prosecuting the litigation far exceed any possible recovery to the Company, particularly given the possible indemnity obligations of the Company;
          4) The balance of the Company's corporate interests, including its need to maintain its relationship with Chase, the need for and ability to focus on obtaining new accounts, the need to apply the Company's resources, management, and assets to the payment and resolution of outstanding debts and the need to repair the Company's reputation that has been damaged by this litigation, warrants dismissal of the action, regardless of the merits of the Bentley matter; and
          5) The Company has new management and has carefully reviewed the subject matter of the litigation and the accounting of the assets of the Company and the handling of related party transactions.

         Based on the findings of the Committee, the Directors determined it to be in the best interests of the company to cause the Bentley matter to be dismissed. On July 3, 2003, the company's attorneys filed a motion for summary judgment with the Orange County Superior Court, the motion contends that: there is no merit to the charges, the suit is not being prosecuted for the benefit of the shareholders of the company, but is a vendetta by a shareholder brought for its own purposes and that the burdens of litigation are largely responsible for the fall in the corporation's stock price since the case was filed. On July 3, 2003, the Company's attorneys concurrently filed a motion for an indefinite stay in discovery pending judgment on the motion for summary judgment. On July 25, 2003, the court granted the Company's request for stay pending ruling on the motion for summary judgment. The Company has recorded no liability for the potential of an adverse outcome of the action.

Note F - PAYROLL TAXES
         -------------

         The Company is currently in negotiations with the United States Department of the Treasury, Internal Revenue Service ("IRS") in regards to unpaid employment taxes for the period of January 1 - December 31, 2000. The IRS has made formal demand of amounts due and unpaid, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company has filed a request for an "Offer in Compromise" of all amounts owed by the Company. The IRS has recorded the request and stayed any other collection activity until it has had time to review the matter. As of the date of this report the IRS has responded to the Company and is reviewing the offer. The Company has recorded its liability in full to the IRS, including penalties and interest, on its balance sheet. As of June 30, 2003, the Company has accrued liability of approximately $1,338,330 to the IRS.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002

Note G - COMMITMENTS
         -----------

         In October 2002, the Company entered into a Master Support Services Agreement ("Agreement") with Merchants Billing Services ("MBS"). This Agreement called for the payment of $180,000 per month for salaries, office space & utilities, travel & entertainment, telecommunications, professional services and a management fee, with a quarterly adjustment of the payment based on actual expenses for the preceding three months activity. The Agreement is for an initial period of one year. In March 2003, the Company received notification of MBS's intention to terminate the agreement effective June 30, 2003. The termination was subsequently amended to September 17, 2003 and includes a monthly reimbursement in the amount of $130,000, due to a reduction in overhead costs. The disinterested members of the Board have accepted this amendment. While the Agreement remains in effect, the range of services provided by MBS no longer includes payments to the Company's vendors. Effective July 1, 2003, the Company resumed payments to vendors. There are no future minimum payments under the amended Agreement and the management fee has been discontinued. For the six months ended June 30, 2003 the Company made payments totaling $540,000 under the Agreement. As of June 30, 2003, the Company owed MBS $143,629 which is included in lines of credit.

         Associated with the Agreement was the assignment of that certain Agreement of Sublease ("Sublease") dated as of August 2002 between Veridian and the Company. Veridian and the landlord Carlsberg Properties, Inc agreed upon the assignment of the Sublease.

         Operating lease expense for the six months ended June 30, 2003 and 2002 was $49,000 and $166,472, respectively.


Note H - DEFERRED FINANCING COSTS
         ------------------------

         In December 2001, the Company, in accordance with APB 21 and SAB 79 the Company recorded a deferred financing cost asset of $6,326,381. This amount is based on the number of shares that three shareholders directly transferred to Net Integrated Systems, Inc. ("NIS") as an inducement for NIS to enter into the Revolving Line of Credit Agreement. In October 2002, the Revolving Line of Credit Agreement and related Management Agreement with NIS, was terminated. This resulted in the Company recording a write down on the deferred financing cost asset of $3,756,927 in the year ended December 31, 2002.

         The Company will amortize the remaining deferred financing cost over the life of the line of credit, which is five years. For the six months ended June 30, 2003 and June 30, 2002 the Company recorded amortization expense of $256,945 and $632,638 respectively.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


Note I - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of June 30, 2003, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, is jointly owned by Becky Takeda, President and Chief Executive Officer of the Company and William R. Barber, ex President and ex Chief Executive Officer and currently a Director of the Company, is also an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel. As of June 30, 2003, under the terms of the agency agreement with MBS, the Company paid $252,288 in residuals. Refer to Note H - Commitments for further discussion of the operating arrangement between the Company and MBS.

Note J - SUBSEQUENT EVENTS
         -----------------

         In July 2003, the board of directors resolved to postpone the annual shareholder's meeting scheduled for September 17, 2003. The reasons cited for the delay in the meeting are that the recent granting of the motion to stay proceedings, pending ruling on summary judgment, filed by the corporation in the Bentley versus Barber, et al, shareholder derivative action pushes the discovery period of that same matter past September 17, 2003. No new date for the shareholder's meeting has been set.

         Also in July, 2003, the registrant was served with a complaint for declaratory relief filed by Access Holding Limited Partnership and Tom Djokovich ("plaintiffs") against Accesspoint Corporation and Net Integrated Systems, Limited ("defendants") seeking immediate delivery to plaintiffs of those certain restricted common shares of the Company which the plaintiffs transferred to Net Integrated Systems, Limited in consideration for the extension of a Secured Revolving Line of Credit to the Company. The Company believes the complaint has no basis in fact, is without merit and intends to defend itself vigorously. The Company has not filed a response. The filing of this lawsuit was also cited as reason by the Board for the delay of the shareholders annual meeting. Access Holdings Limited Partnership benefits Maryann and James Bentley, former officers and directors of the Company. Tom Djokovich is former President, Chief Executive Officer and director of the registrant. William R. Barber, named defendant in the Bentley v. Barber matter, is a shareholder in Net Integrated Systems, Limited and is the former President and Chief Executive Officer of the Company. Mr. Barber is a director of the Company.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                             JUNE 30, 2003 AND 2002


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

     B.  RESULTS OF OPERATIONS

     Six months Ended June 30, 2003 Compared With Six Months Ended June 30,
2002.

     Revenues for the six months ended June 30, 2003 increased to $6,780,179 from $6,263,494 for the six months ended June 30, 2002. The increase of $516,685, 9% is due primarily to the increased revenues associated with credit card processing which resulted in an overall increase in sales.

     Cost of sales for the six months ended June 30, 2003 increased to $5,147,265 from $5,072,264 for the six months ended June 30, 2002. The increase of $75,001, or 2%, resulted primarily from lowered agent residual expenses and more attention focused on the profitability of each merchant's relationship.

     Selling and marketing expenses for the six months ended June 30, 2003 decreased to $4,624 from $4,946 for the six months ended June 30, 2002. This decrease of $322 resulted, from the termination of most outside marketing efforts.

     General and administrative expenses for the six months ended June 30, 2003 decreased to $1,444,205 from $1,987,649 for the six months ended June 30, 2002. The decrease of $543,444, or (27%), resulted primarily from a decrease of salaries and wages, occupancy costs, and other operating efficiencies realized through the consolidation of three offices into one.

     Interest expense, net, for the six months ended June 30, 2003 was $94,347, as compared to $129,064 for the six months ended June 30, 2002. The decrease of $34,717, or (27%), resulted primarily from the Company's lower level of indebtedness and reduced borrowing costs.

     Other (Income) Expense, net of Interest expense was $324,757 for the six months ended June 30, 2003, as compared to $425,757 for the six months ended June 30, 2002. These decrease of $100,998, or (24%) resulted primarily from the lowered amortization expenses realized for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

     Net losses for the six months ended June 30, 2003 were ($235,021), as compared to ($1,358,586) for the six months ended June 30, 2002. The difference in loss of $1,123,565, or (83%), was primarily related to increased revenues, a reduction of salaries, operating efficiencies, lowered residual expenses, increased transaction profitability and lowered amortization and depreciation expenses.

     C.  Liquidity and Capital Resources

     Cash and cash equivalents at June 30, 2003 were $25,447, compared to $35,961 at December 31, 2002, a decrease of $10,514, which represented a decline of (30%).

     Net Cash used in operations decreased $786,218 for the six months ended June 30, 2003 to a use of ($42,173) or (95%). This efficiency was primarily accomplished by increased effectiveness in operations.

     Net Cash used in investing activities increased from ($539,329) as of June 30, 2002 to $0 as of June 30, 2003. This decrease of $539,329, was due to the lack of funds available for investment.

     During the six months ended June 30, 2003, the Company generated net cash of $31,658 from financing activities as compared to the generation of $1,485,466 for the six months ended June 30, 2002. The decrease of $1,453,808, or (98%) resulted from the cessation of all private placement fundraising activities and the associated payment of outstanding obligations.

     We had, at June 30, 2003, negative working capital. We believe that cash generated from operations will not be sufficient to fund the current and anticipated cash requirements. The plans for the coming twelve months include the contemplation of a sale of the merchant portfolio for the purpose of recapitalizing the company and paying down debt. Should a portion of the merchant portfolio be sold, we will be forced to reduce the staffing levels in line with the reduction in revenue realized.

     D.  Net Operating Loss

     For federal income tax purposes, we have net operating loss carryforwards of approximately $18,585,499 as of June 30, 2003 and $10,760,000, as of June 30, 2002. These carryforwards will expire at various dates through the year 2015. The use of such net operating loss carryforwards to be offset against future taxable income, if achieved, may be subject to specified annual limitations.



                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of the business activities. We describe below only those matters that we consider to be material.

         Citicorp - During 2001 we vacated office facilities we had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against us for the remaining amount of unpaid rent and other various expenses. A judgment was filed against us in the amount of $95,000. As of June 30, 2003 we have accrued for the liability in full on the Balance Sheet. No payments have been made.

         Roycap - As of June 30, 2003 we were in default on the loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. We have recently entered into a settlement agreement, stipulating to a $730,000 judgment. As of June 30, 2003 we have accrued for the liability in full on the Balance Sheet. No payments have been made.

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

         Northwest Systems, LLC ("NWS") - NWS filed two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract. PSI had agreed to purchase certain merchant accounts from NWS. In the lawsuit, NWS seeks to recover damages for alleged breach of the contact to purchase NWS. In the arbitration, NWS claims that NWS has not been paid all residual payments due it under its agency contract with PSI. We are vigorously defending against these claims. In May 2003, an award in the arbitration claim in the amount of $149,000 was made for the benefit of the plaintiff. In mediation on July 2, 2003, the Company settled both claims, while not all terms of the settlement can be disclosed, the Company will record other income in the form of a gain on the forgiveness of debt, in the amount of $270,836 in the quarter ended September 30, 2003. The settlement also calls for the conversion/transfer of all merchants accounts associated with NWS effective, July 1, 2003. While no accurate forecast can be made as to the amount and timing of the anticipated conversion, NWS merchants accounted for approximately 10% of the registrant's gross processing revenue for the quarter ended June 30, 2003. The settlement also calls for a mutual release on both parties of all and any current or contemplated actions arising from their business relationship.

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

         Bas Mulder ("Mulder") - Mulder is the former owner and employee of Black Sun Graphics, Inc. ("BSG"). Mulder claims damages in excess of $430,000 related to the purchase of BSG. We intend to vigorously defend this action. We have entered into a verbal agreement to settle the action. We have satisfied part of the terms of the verbal agreement. No trial date has been set. An accrual has been made for the potential of an adverse outcome

         Bentley v. William R. Barber, et al. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasions, Plaintiff also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Plaintiff's requests for provisional relief have been granted. On June 26, 2002, the parties to the action executed a Settlement Agreement. Plaintiff purported to rescind the Settlement Agreement in early December 2002. Plaintiff thereafter filed an ex parte application for temporary restraining order, which the court denied on December 24, 2002. The Court set a hearing for Plaintiff's application for preliminary injunction in late January 2003. Plaintiff thereafter continued the hearing on the application for preliminary injunction on several occasions. Ultimately, after Defendant's; opposition to the preliminary injunction request was filed; Plaintiff took his application for preliminary injunction off calendar completely. A number of depositions and law and motion were conducted during January and February 2003. Trial has been set for October 20, 2003. On July 3, 2003 in a special meeting of the Board of Directors, the Directors received, reviewed and considered the report of the findings of the Special Litigation Committee ("the Committee").
         The Committee was formed in January 2003 for the purpose of investigating the allegations contained within the shareholder derivative action known as Bentley v. Barber (" the Bentley matter").
         Based on its investigation, which included the review of thousands of pages of documents, 1,200 pages of transcripts of depositions, reviews of the declarations of ten witnesses, and interviews of the Plaintiff, and his representatives, as well as of at least fifteen other witnesses, the Committee met on July 2, 2003 and unanimously agreed and found as follows:
          1) The action was previously settled, after both the plaintiff and the court in the Bentley matter concluded the settlement agreement was in the best interests of the Company, so that the Committee likewise concludes that the best interests of the company are served by a dismissal of the action and the enforcement of the settlement agreement previously approved by the court:

          2) That the allegations raised in the Bentley matter are without merit;
          3) That it is not in the Company's interests to pursue the litigation, as the costs of prosecuting the litigation far exceed any possible recovery to the Company, particularly given the possible indemnity obligations of the Company;
          4) The balance of the Company's corporate interests, including its need to maintain its relationship with Chase, the need for and ability to focus on obtaining new accounts, the need to apply the Company's resources, management, and assets to the payment and resolution of outstanding debts and the need to repair the Company's reputation that has been damaged by this litigation, warrants dismissal of the action, regardless of the merits of the Bentley matter; and
          5) The Company has new management and has taken appropriate corrective or disciplinary action with regard to the subject matter of the litigation and with regard to the alleged misappropriation of assets of the Company and the entry of related party transactions.

         Based on the findings of the Committee, the Directors determined it to be in the best interests of the company to cause the Bentley matter to be dismissed. On July 3, 2003, the company's attorneys filed a motion for summary judgment with the Orange County Superior Court, the motion contends that: there is no merit to the charges, the suit is not being prosecuted for the benefit of the shareholders or the company, but is a vendetta by the a shareholder brought for its own purposes and that the burdens of litigation are largely responsible for the fall in the corporation's stock price since the case was filed. On July 3, 2003, the Company's attorneys concurrently filed a motion for an indefinite stay in discovery pending judgment on the motion for summary judgment. On July 25, 2003, the court granted the Company's request for stay pending ruling on the motion for summary judgment. The Company has recorded no liability for the potential of an adverse outcome of the action.


For a similar discussion of Legal Proceedings, please refer to Note F, Litigation and Contingencies, attached as a part of the financial statements filed herewith and incorporated hereby.



ITEM 2.  CHANGES IN SECURITIES

     None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2003.


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


Dated:  August 13, 2003                       ACCESSPOINT CORPORATION


                                              By
                                              /s/_Becky_Takeda__________________
                                              Becky Takeda,
                                              Chief Executive Officer, President

                                              By
                                              /s/_Lawrence_C._Early_____________
                                              Lawrence C. Early
                                              Controller

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


       Signature                         Title                        Date
-----------------------  ----------------------------------      ---------------
                         Chairman of the Board of Directors      August 13, 2003
/s/_Gene_Valentine_____
Gene Valentine

                          Director                               August 13, 2003
/s/_Joe_Byers__________
Joe Byers

                         Director                                August 13, 2003
/s/_Mike_Savage________
Mike Savage
                         Director                                August 13, 2003
/s/_William_R._Barber__
William R. Barber

                         Director                                August 13, 2003
/s/_Becky_H._Takeda____
Becky H. Takeda

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



   Date:  August 13, 2003
                                              /s/_Becky_H._Takeda_______________
                                              Becky H. Takeda
                                              Chief Executive Officer, President

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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



   Date:  August 13, 2003
                                                          /s/_Lawrence_C._Early_
                                                          Lawrence C. Early
                                                          Controller