Form 10QSB
period 2003-09-30
ACCESSPOINT CORP /NV/
filed 2003-12-10
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ended SEPTEMBER 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________

                        Commission File Number: 000-29217

                             ACCESSPOINT CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                   95-4721385
----------------------------------------    ------------------------------------

   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

         6171 W. Century Blvd.
               Suite 200
        Los Angeles, California                           90045
----------------------------------------    ------------------------------------

(Address of Principle Executive Offices)                (Zip Code)

                                  310 546 2500
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

The number of the Company's shares of Common Stock outstanding as of September 30, 2003 was 24,163,965.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                             Accesspoint Corporation
                          Form 10-QSB QUARTERLY Report
               AS OF AND FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

Consolidated Balance Sheets                                                 4

Consolidated Statements of Operations                                       6

Consolidated Statements of Cash Flow                                        7

Notes to Consolidated Financial Statements                                  8-17

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                   September 30,    December 31,
                                                       2003             2002
                                                    -----------      -----------
                                                   (unaudited)

Current Assets
         Cash                                       $        0       $   35,961
         Accounts receivable, net                      489,726          348,708
         Receivable from a related party                92,055          157,172
         Prepaid expenses                                2,834            1,488
                                                    -----------      -----------

                  Total Current Assets                 584,615          543,329
                                                    -----------      -----------

Fixed Assets
         Furniture and equipment (net)                  21,704          178,139
                                                    -----------      -----------

                  Total Fixed Assets                    21,704          178,139
                                                    -----------      -----------

Other Assets
         Deferred financing costs (net)                881,346        1,266,764
         Portfolio Purchase                            109,744          154,667
         Deposits                                      285,108          280,108
                                                    -----------      -----------

                  Total Other Assets                 1,276,198        1,701,539
                                                    -----------      -----------

         Total Assets                               $1,882,517       $2,423,007
                                                    ===========      ===========

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                September 30,      December 31,
                                                    2003               2002
                                                -------------      -------------
                                                  (unaudited)

Current Liabilities
         Accounts payable                       $    910,112       $  1,527,457
         Bank overdraft                               14,179                  0
         Accrued payroll taxes and penalties       1,328,139          1,412,432
         Accrued liabilities                         890,449            560,707
         Merchant loss reserve                         2,778             19,465
         Lines of credit                           1,360,365          1,364,761
         Capitalized leases                          600,388            419,460
         Notes payable                               565,000            565,000
                                                -------------      -------------

         Total Current Liabilities                 5,671,410          5,869,282

         Total Liabilities                         5,671,410          5,869,282
                                                -------------      -------------
Stockholders' Equity

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized,
         1,055,600 shares issued and
         outstanding, respectively                     1,056              1,056

         Common stock, $.001 par value,
         25,000,000 shares authorized,
         24,163,965 issued and
         outstanding, respectively                    24,164             24,164

         Additional paid in capital               15,114,004         15,114,004
         Retained (deficit)                      (18,928,117)       (18,585,499)
                                                -------------      -------------

         Total Stockholders' (Deficit)            (3,788,893)        (3,446,275)
                                                -------------      -------------

         Total liabilities and
         Stockholders' Equity                   $  1,882,517       $  2,423,007
                                                =============      =============

                   Refer to notes to the financial statements


                                                 ACCESSPOINT CORPORATION
                                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        Three Months Ended                    Nine Months Ended
                                                        ------------------                    -----------------
                                                   September          September          September          September
                                                    30,2003            30,2002            30,2003            30,2002
                                                 -------------      -------------      -------------      -------------
Sales, net                                       $  3,207,014       $  4,025,465       $  9,987,193       $ 10,436,498

Cost of sales                                       2,534,496          3,377,684          7,681,761          8,431,244
                                                 -------------      -------------      -------------      -------------

         Gross profit                                 672,518            647,781          2,305,432          2,005,254

Selling expenses                                        5,063             14,563              9,687              9,518

General and administrative expenses                   600,583            985,074          2,109,788          2,919,083
                                                 -------------      -------------      -------------      -------------

         Income (loss) from operations                 66,872          (351,856)            185,957           (923,347)
                                                 -------------      -------------      -------------      -------------

Other (Income) Expense
         Interest income                               (4,693)                 0             (7,189)           (13,254)
         Gain on sale of asset                              0                  0                  0           (100,000)
         Penalties                                      2,095                  0              7,405                  0
         Impairment loss                                    0             45,333                  0             45,333
         Miscellaneous                                 (1,842)            (4,955)            (1,842)            (2,343)
         Litigation expense                                 0           (195,069)                 0           (133,515)
         Amortization of deferred financing
          costs                                       128,473            316,319            385,418            948,957
         Debt forgiveness                             (63,157)                 0            (63,157)          (221,477)
         Bad Debt                                           0            215,876                  0            528,041
         Interest expense                             113,593             43,579            207,940            154,036
                                                 -------------      -------------      -------------      -------------

         Total Other (Income) Expense                 174,469            421,083            528,575          1,205,778
                                                 -------------      -------------      -------------      -------------

         Income (loss) before income
         taxes                                       (107,597)          (772,939)          (342,618)        (2,129,125)

Provision for income taxes                                  0                  0                  0              2,400
                                                 -------------      -------------      -------------      -------------

         Net income (loss)                       ($   107,597)      ($   772,939)      ($   342,618)      ($ 2,131,525)
                                                 =============      =============      =============      =============

         Net loss per share
                  Basic                            ($    0.00)      ($      0.03)      ($      0.01)      ($      0.09)

         Weighted average number of shares
                  Basic                            24,163,965         24,163,965         24,163,965         23,690,815

                                       Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                        -----------------
                                                 September 30,     September 30,
                                                     2003               2002
                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                              ($  342,618)      ($2,131,525)

Adjustments to reconcile net loss to net
cash used in operating activities:
         Amortization                                385,418           948,957
         Depreciation                                159,685           169,675
         Impairment loss                                   0            45,333
         Decrease in deferred compensation                 0          (221,477)
         Increase in receivables                    (141,018)         (188,510)
         Decrease (Increase) in inventory                  0             6,366
         Decrease in other current assets             65,117          (359,578)
         Increase in prepaid expenses                 (1,346)           (6,013)
         Decrease (Increase) in deposits              (5,000)              461
         (Decrease) Increase in accounts
           payable and accrued expenses             (123,363)          662,465
         Increase in bank overdraft                   14,179           140,237
         Increase in clearing account               (109,744)                0
         Decrease in accrued payroll taxes           (84,293)          (54,991)
         Increase in merchants loss reserve                0           (80,000)
         Increase in accrued liabilities                   0          (180,200)
                                                 ------------      ------------

         Total adjustments                           159,635           882,725
                                                 ------------      ------------
         Net cash contributed by
         (used in) operations                       (182,983)       (1,248,800)
                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         (Purchase) reduction of portfolio           154,667          (200,000)
         Purchase of fixed assets                          0          (166,167)
                                                 ------------      ------------
         Net cash (used in) investing
         activities                                  154,667          (366,167)
                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on capital leases                   (3,249)          (32,281)
         Sale of stock                                     0           149,424
         Line of credit                                    0         1,419,595
         Payments on line of credit                   (4,396)                0
                                                 ------------      ------------
         Net cash provided by
         financing activities                         (7,645)        1,536,738
                                                 ------------      ------------

         Net change in cash                          (35,961)          (78,229)
                                                 ------------      ------------

         Cash at beginning of period                  35,961            78,229
                                                 ------------      ------------
         Cash at end of period                   $         0       $         0
                                                 ============      ============

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS
         --------------------

         Accesspoint Corporation (subsequently referred to as "Accesspoint", the "Company" or "We") was incorporated as Accesspoint Corporation in Nevada in 1995 and is a provider of card- and web-based payment processing services to small businesses throughout the United States. The Company enables merchants to accept credit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include transaction organization and retrieval, ongoing merchant assistance and support in connection with disputes with cardholders. We market and sell our services primarily through independent sales organizations ("ISOs") and registered sales agents ("RSAs").

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

         We market and sell our services primarily through our relationships with ISOs and RSAs. ISOs and RSAs act as a non-employee, external sales force in communities throughout the United States. By providing the same high level of service and support to our ISOs and RSAs as we do to our merchants, we maintain our access to an experienced sales force sales professionals who market our services, with minimal direct investment in sales infrastructure and management. After an agent refers a merchant to us and we execute a processing agreement with that merchant, we pay the referring ISO or RSAs a percentage of the revenues generated by that merchant. Although our relationships with agents are mutually non-exclusive, we believe that our understanding of the unique payment processing needs of merchants of all sizes enables us to develop compelling incentives for agents to continue to refer newly identified merchants to us.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2002.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

         Reserve for Merchant Credit Losses
         ----------------------------------
         The Company establishes reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase is refunded to the customer by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company estimates its potential loss for chargebacks based primarily on historical experience. Obtaining collateral from merchants considered higher risk often mitigates the risk of loss. At September 30, 2003 and September 30, 2002, the Company had aggregate collateral classified as merchant loss reserves of $2,778 and $19,465 respectively.

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

                  Furniture and Fixtures    5 years
                  Equipment                 5 years
                  Hardware and Software     3 years

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

         Concentration of Credit Risk
         ----------------------------
         Concentration of credit risk with respect to trade accounts receivable is not diversified. As of September 30, 2003 87% of the trade receivables are from Chase Merchant Services, LLC. The loss of Chase Merchant Services to our Company would be severely detrimental and could result in the termination and liquidation of our Company. Our Company actively evaluates the creditworthiness of Chase Merchant Services, LLC and is confident that the failure of the firm is neither likely nor imminent.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE C - STOCK AND STOCK WARRANTS
         ------------------------

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At September 30, 2003, the Company has 25,000,000 common shares authorized and 24,163,965 shares issued and outstanding. The Company had 5,000,000 preferred shares authorized and 1,055,600 shares issued and outstanding.

         At September 30, 2003, the Company does not have enough common stock reserved for the possible exercise of options and warrants which could total:

                  Exercise of common stock warrants             482,223
                  Exercise of preferred stock                 1,055,600
                  Exercise of employee stock options          1,776,445
                                                              ---------
                                                              3,314,268
                                                              =========

         The Company intends to increase the authorized number of shares by proxy of its shareholders subsequent to September 30, 2003.

NOTE D - LOSS PER SHARE
         --------------

         Basic net loss per share is computed using the weighted average number of common shares outstanding. The dilutive effect of earnings per share were not presented because they were considered to be anti-dilutive. The computations of basic net loss per share as of September 30, 2003 and 2002 are as follows:

                                                       2003             2002
                                                       ----             ----

                Net (loss) from operations        $  (342,618)      $(2,131,525)
                                                  ------------      ------------

                Basic weighted average shares      24,163,965        23,690,815

                Net (loss) per share from
                   continuing operations:
                   Basic                               ($0.01)           ($0.09)

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE E - LITIGATION AND CONTINGENCIES
         ----------------------------

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2003 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         ROYCAP - As of September 30, 2003 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. The Company has recently entered into a settlement agreement wherein it stipulated to a $730,000 judgment. The entire settlement amount has been accrued.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. The Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. The Company continues to fight these actions vigorously. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and are scheduled to go to trial on March 15, 2004

         MERCHANTSWAREHOUSE.COM - This is a claim against PSI for breach of an independent sales agent agreement. The claim is disputed. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made an interim award of $296,720 and denied the Company's counterclaim. The Company is directed to pay the agent residuals according to the terms of the Company's agreement with the agent. The Company has made all payments to the agent since the date of the award. On November 7, 2003, Merchantswarehouse.com obtained a judgment consistent with the arbitrator's award. The Company is presently assessing the advisability of an appeal. The amount of the award has been accrued.

         NORTHWEST SYSTEMS, LLC - Two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract whereby PSI agreed to purchase certain merchant accounts from Northwest Systems, LLC ("NWS"). The first case (lawsuit) sought to recover damages of $300,000 for alleged breach of the contact to purchase, while the second case (arbitration) claimed that NWS had not been paid all residual payments due it under its agency contract with PSI. In May 2003, an award in the arbitration claim in the amount of $149,000 was made for the benefit of the plaintiff. In mediation on July 2, 2003, the registrant settled both claims. The settlement calls for the Company to allow the conversion/transfer of all merchants accounts associated with NWS effective, July 1, 2003, and to pay $40,000 for attorney costs, which have now been paid. While no accurate forecast can be made as to the amount and timing of the anticipated conversion, NWS merchants accounted for approximately 10% of the Company's gross processing revenue for the quarter ended March 31, 2003. The settlement also calls for a mutual release on both parties of all and any current or contemplated actions arising from their business relationship.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE E - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         MOCERI LEASING CO. - This is an action by an equipment lessor on a defaulted lease. . In August 2003 the Company entered into a structured settlement agreement for a total payout of $30,000 payable in 20 installments through April of 2005.

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

         BAS MULDER - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. The Company has entered into a structured settlement agreement calling for payments totaling $45,000 payable over 20 months and has begun making these payments.

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable.

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered, to the Company per that agreement. The Company denies both that it has breached the prior settlement agreement and that the plaintiffs are entitled to the relief they seek. Plaintiffs are not seeking monetary damages from the Company, though they are seeking court costs and attorney fees. The Company is fighting this action vigorously. No trial date has been set.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE E - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         BENTLEY V. WILLIAM R. BARBER, ET AL. (continued) - The Committee was formed in January 2003 for the purpose of investigating the allegations contained within the shareholder derivative action known as BENTLEY v. BARBER (" the Bentley matter"). Based on its investigation, which included the review of thousands of pages of documents, 1,200 pages of transcripts of depositions, reviews of the declarations of ten witnesses, and interviews of the Plaintiff, and his representatives, as well as of at least fifteen other witnesses, the Committee met on July 2, 2003 and unanimously agreed and found as follows:
         1) The action was previously settled, after both the plaintiff and the court in the Bentley matter concluded the settlement agreement was in the best interests of the Company, so that the Committee likewise concludes that the best interests of the company are served by a dismissal of the action and the enforcement of the settlement agreement previously approved by the court:
         2) That the allegations raised in the Bentley matter are without merit;
         3) That it is not in the Company's interests to pursue the litigation, as the costs of prosecuting the litigation far exceed any possible recovery to the Company, particularly given the possible indemnity obligations of the Company;
         4) The balance of the Company's corporate interests, including its need to maintain its relationship with Chase, the need for and ability to focus on obtaining new accounts, the need to apply the Company's resources, management, and assets to the payment and resolution of outstanding debts and the need to repair the Company's reputation that has been damaged by this litigation, warrants dismissal of the action, regardless of the merits of the Bentley matter; and
         5) The Company has new management and has carefully reviewed the subject matter of the litigation and the accounting of the assets of the Company and the handling of related party transactions.

         Based on the findings of the Committee, the Directors determined it to be in the best interests of the company to cause the Bentley matter to be dismissed. On July 3, 2003, the company's attorneys filed a motion for summary judgment with the Orange County Superior Court, the motion contends that: there is no merit to the charges, the suit is not being prosecuted for the benefit of the shareholders or the company, but is a vendetta by the a shareholder brought for its own purposes and that the burdens of litigation are largely responsible for the fall in the corporation's stock price since the case was filed. On July 3, 2003, the Company's attorneys concurrently filed a motion for an indefinite stay in discovery pending judgment on the motion for summary judgment. On July 25, 2003, the court granted the Company's request for stay pending ruling on the motion for summary judgment. On September 18, 2003, the Court denied the summary judgment motion, finding that there were triable issues of material fact as to the Committee's investigation. As of this writing, the Court has not entered a formal order on this motion. The Company believes the Court's ruling is incorrect and plans to seek further review once the written order is issued. The Court's ruling also ended the stay of proceedings which had been in effect since July 25, and the case - along with the Bentley Promissory Note cases (see above), with which it has been consolidated
         - is now set for trial on March 15, 2004. The Company continues to fight this action vigorously. The Company has recorded no liability for the potential of an adverse outcome of the action.

NOTE F - PAYROLL TAXES
         -------------

         The IRS has made formal demand of amounts due and unpaid for the period of January 1 - December 31, 2000, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company filed requests for an "Offer in Compromise" for all amounts owed by the Company and its subsidiaries, Processing Source International and Black Sun Graphics, all of which are Awaiting a response from the IRS. The Company has recorded its liability in full to the IRS, including penalties and interest, on its balance sheet. As of September 30, 2003, the Company has accrued liability of approximately $1,310,000 to the IRS.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

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

         Operating lease expense for the nine months ended September 30, 2003 was $63,776.

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

         The Company will amortize the remaining deferred financing cost over the life of the line of credit, which is five years. For the nine months ended September 30, 2003 and 2002 the Company recorded amortization expense of $385,418 and $948,957 respectively.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE I - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of September 30, 2003, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, is jointly owned by Becky Takeda, President and Chief Executive Officer of the Company and William R. Barber, ex President and ex Chief Executive Officer and currently a Director of the Company, is also an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel. As of September 30, 2003, under the terms of the agency agreement with MBS, the Company paid $423,016 in residuals. Refer to Note H - Commitments for further discussion of the operating arrangement between the Company and MBS.

NOTE J - GOING CONCERN
         -------------

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

     B.   RESULTS OF OPERATIONS

     Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002.

     Revenues for the nine months ended September 30, 2003 decreased to $9,987,193 from $10,436,498 for the nine months ended September 30, 2002. The decrease of $449,306, 4% is due primarily to the decreased revenues associated with credit card processing which resulted in an overall decrease in sales.

     Cost of sales for the nine months ended September 30, 2003 decreased to $7,681,761 from $8,431,244 for the nine months ended September 30, 2002. The decrease of $749,483 or 9%, resulted primarily from lowered agent residual expenses and more attention focused on the profitability of each merchant's relationship.

     Selling and marketing expenses for the nine months ended September 30, 2003 $9,687 remained about the same as the $9,518 for the nine months ended September 30, 2002.

     General and administrative expenses for the nine months ended September 30, 2003 decreased to $2,109,788 from $2,919,083 for the nine months ended September 30, 2002. The decrease of $809,295, or (28%), resulted primarily from a decrease of salaries and wages, occupancy costs, and other operating efficiencies realized through the consolidation of three offices into one.

     Interest expense, net, for the nine months ended September 30, 2003 was $207,940, as compared to $154,036 for the nine months ended September 30, 2002. The increase resulted primarily from the Company's continued interest charges on indebtedness and borrowing costs.

     Other (Income) Expense, net of Interest expense was $320,635 for the nine months ended September 30, 2003, as compared to $1,051,742 for the nine months ended September 30, 2002. The decrease of $731,107 resulted primarily from the lowered amortization expenses and reduced bad debt write offs, off set by a reduced gain on the sale of an asset, realized for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

     Net losses for the nine months ended September 30, 2003 were ($342,618), as compared to ($2,131,525) for the nine months ended September 30, 2002. The difference in loss of $1,788,907 is due to a reduction of salaries, operating efficiencies, lowered residual expenses, increased transaction profitability and lowered amortization and bad debt expenses.

     C.   Liquidity and Capital Resources

     The Company had an overdraft of $14,179 at September 30, 2003, as compared to cash of $35,961 at December 31, 2002.

     The Company had negative working capital at September 30, 2003. We believe that cash generated from operations will not be sufficient to fund the current and anticipated cash requirements. The plans for the coming twelve months include the contemplation of a sale of the merchant portfolio for the purpose of recapitalizing the company and paying down debt. Should a portion of the merchant portfolio be sold, we will be forced to reduce the staffing levels in line with the reduction in revenue realized.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         We are subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of the business activities. We describe below only those matters that we consider to be material.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2003 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         ROYCAP - As of September 30, 2003 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed formal suit on its claim. The Company has recently entered into a settlement agreement wherein it stipulated to a $730,000 judgment. The entire settlement amount has been accrued.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. The Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. The Company continues to fight these actions vigorously. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and are scheduled to go to trial on March 15, 2004

         MERCHANTSWAREHOUSE.COM - This is a claim against PSI for breach of an independent sales agent agreement. The claim is disputed. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made an interim award of $296,720 and denied the Company's counterclaim. The Company is directed to pay the agent residuals according to the terms of the Company's agreement with the agent. The Company has made all payments to the agent since the date of the award. On November 7, 2003, Merchantswarehouse.com obtained a judgment consistent with the arbitrator's award. The Company is presently assessing the advisability of an appeal. The amount of the award has been accrued.

         NORTHWEST SYSTEMS, LLC - Two inter-related claims, one lawsuit and one arbitration claim arising out of a dispute over a contract whereby PSI agreed to purchase certain merchant accounts from Northwest Systems, LLC ("NWS"). The first case (lawsuit) sought to recover damages of $300,000 for alleged breach of the contact to purchase, while the second case (arbitration) claimed that NWS had not been paid all residual payments due it under its agency contract with PSI. In May 2003, an award in the arbitration claim in the amount of $149,000 was made for the benefit of the plaintiff. In mediation on July 2, 2003, the registrant settled both claims. The settlement calls for the Company to allow the conversion/transfer of all merchants accounts associated with NWS effective, July 1, 2003, and to pay $40,000 for attorney costs, which have now been paid. While no accurate forecast can be made as to the amount and timing of the anticipated conversion, NWS merchants accounted for approximately 10% of the Company's gross processing revenue for the quarter ended March 31, 2003. The settlement also calls for a mutual release on both parties of all and any current or contemplated actions arising from their business relationship.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE E - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         MOCERI LEASING CO. - This is an action by an equipment lessor on a defaulted lease. . In August 2003 the Company entered into a structured settlement agreement for a total payout of $30,000 payable in 20 installments through April of 2005.

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

         BAS MULDER - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. The Company has entered into a structured settlement agreement calling for payments totaling $45,000 payable over 20 months and has begun making these payments.

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable.

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered, to the Company per that agreement. The Company denies both that it has breached the prior settlement agreement and that the plaintiffs are entitled to the relief they seek. Plaintiffs are not seeking monetary damages from the Company, though they are seeking court costs and attorney fees. The Company is fighting this action vigorously. No trial date has been set.

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                           SEPTEMBER 30, 2003 AND 2002

NOTE E - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         BENTLEY V. WILLIAM R. BARBER, ET AL. (continued) - The Committee was formed in January 2003 for the purpose of investigating the allegations contained within the shareholder derivative action known as BENTLEY v. BARBER (" the Bentley matter"). Based on its investigation, which included the review of thousands of pages of documents, 1,200 pages of transcripts of depositions, reviews of the declarations of ten witnesses, and interviews of the Plaintiff, and his representatives, as well as of at least fifteen other witnesses, the Committee met on July 2, 2003 and unanimously agreed and found as follows:
         1) The action was previously settled, after both the plaintiff and the court in the Bentley matter concluded the settlement agreement was in the best interests of the Company, so that the Committee likewise concludes that the best interests of the company are served by a dismissal of the action and the enforcement of the settlement agreement previously approved by the court:
         2) That the allegations raised in the Bentley matter are without merit;
         3) That it is not in the Company's interests to pursue the litigation, as the costs of prosecuting the litigation far exceed any possible recovery to the Company, particularly given the possible indemnity obligations of the Company;
         6) The balance of the Company's corporate interests, including its need to maintain its relationship with Chase, the need for and ability to focus on obtaining new accounts, the need to apply the Company's resources, management, and assets to the payment and resolution of outstanding debts and the need to repair the Company's reputation that has been damaged by this litigation, warrants dismissal of the action, regardless of the merits of the Bentley matter; and
         7) The Company has new management and has carefully reviewed the subject matter of the litigation and the accounting of the assets of the Company and the handling of related party transactions.

         Based on the findings of the Committee, the Directors determined it to be in the best interests of the company to cause the Bentley matter to be dismissed. On July 3, 2003, the company's attorneys filed a motion for summary judgment with the Orange County Superior Court, the motion contends that: there is no merit to the charges, the suit is not being prosecuted for the benefit of the shareholders or the company, but is a vendetta by the a shareholder brought for its own purposes and that the burdens of litigation are largely responsible for the fall in the corporation's stock price since the case was filed. On July 3, 2003, the Company's attorneys concurrently filed a motion for an indefinite stay in discovery pending judgment on the motion for summary judgment. On July 25, 2003, the court granted the Company's request for stay pending ruling on the motion for summary judgment. On September 18, 2003, the Court denied the summary judgment motion, finding that there were triable issues of material fact as to the Committee's investigation. As of this writing, the Court has not entered a formal order on this motion. The Company believes the Court's ruling is incorrect and plans to seek further review once the written order is issued. The Court's ruling also ended the stay of proceedings which had been in effect since July 25, and the case - along with the Bentley Promissory Note cases (see above), with which it has been consolidated
         - is now set for trial on March 15, 2004. The Company continues to fight this action vigorously. The Company has recorded no liability for the potential of an adverse outcome of the action.

For a similar discussion of Legal Proceedings, please refer to Note F, Litigation and Contingencies, attached as a part of the financial statements filed herewith and incorporated hereby.

ITEM 2.           CHANGES IN SECURITIES

     None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2003.

ITEM 5.           OTHER INFORMATION

     None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

     A.  Exhibits

     The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

     Exhibit No.  Description
     ---------------------------
     21.00        *List of Subsidiaries

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

Dated:  December 8, 2003                      ACCESSPOINT CORPORATION

                                              By  /S/ WILLIAM R. BARBER
                                                  ------------------------------
                                              William R. Barber,
                                              Chief Executive Officer, President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                           Title                              Date
---------------------------     -----------------------------------     -----------------------

/S/ GENE VALENTINE              Chairman of the Board of Directors         December 8, 2003
-----------------------
Gene Valentine

/S/ JOE BYERS                   Director                                   December 8, 2003
-----------------------
Joe Byers

/S/ MIKE SAVAGE                 Director                                   December 8, 2003
-----------------------
Mike Savage

/S/ WILLIAM R. BARBER           Director                                   December 8, 2003
-----------------------
William R. Barber

/S/ BECKY H. TAKEDA             Director                                   December 8, 2003
-----------------------
Becky H. Takeda


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES OXLEY ACT OF 2002

                                 CERTIFICATIONS*
                                 ---------------

I, William R. Barber, certify that:

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

                  Date:  December 8, 2003
                                              /S/WILLIAM R. BARBER
                                              ------------------
                                              William R. Barber
                                              Chief Executive Officer, President