Form 10KSB
period 2003-12-31
ACCESSPOINT CORP /NV/
filed 2004-03-30
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________

                        Commission File Number: 000-29217

                             ACCESSPOINT CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                   95-4721385
----------------------------------------    ------------------------------------
   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

   3030 S Valley View Blvd., Ste 190                Las Vegas, NV 89102
----------------------------------------    ------------------------------------
(Address of Principle Executive Offices)                (Zip Code)

                                 702-880-1040
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

             6171 W. Century Blvd. Suite 200, Los Angeles, Ca. 90045
          -------------------------------------------------------------
                                Previous Address

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $12,667,551.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2004 was $934,019 based upon the market price of the registrant's Common Stock of $0.07 as of March 9, 2004.

The number of the Company's shares of Common Stock outstanding as of December 31, 2003 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]

                             ACCESSPOINT CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2003
                                TABLE OF CONTENTS

Forward-Looking Statements                                                    3

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS                                             4
Item 2.   DESCRIPTION OF PROPERTIES                                           9
Item 3.   LEGAL PROCEEDINGS                                                   9
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                12

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS           12
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION          13
Item 7.   FINANCIAL STATEMENTS                                               15
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                           32

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT       32
Item 10.  EXECUTIVE COMPENSATION                                             33
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                  34
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     37

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   39
Item 14.  CONTROLS AND PROCEDURES                                            40

SIGNATURES                                                                   41

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

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

         E. COMPETITION

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

         F. CUSTOMERS AND MARKETING

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

         G. SEASONALITY

         Portions of our business are seasonal. Revenues and earnings are affected favorably by increased card and check volume during the Halloween and subsequent holiday shopping period in the fourth quarter and, to a lesser extent, during the back-to-school buying period in the third quarter.

         H. REGULATION

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

         I. EMPLOYEES

         As of December 31, 2003, we have no full-time or part-time employees. We lease our employees from Merchants Billing Services ("MBS") under the terms of that certain Master Support Services Agreement. We leased 51 full-time and 1 part-time employees from MBS. None of our leased employees is represented by a labor union or is subject to a collective bargaining agreement, nor have we experienced any work stoppage.

ITEM 2. DESCRIPTION OF PROPERTY

         We do not own any real property. As of December 31, 2003, we pay MBS for the use of a shared facility under the terms of the Master Support Services Agreement dated October 15, 2002.

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of December 31, 2003 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         ROYCAP - In June 2002, Roycap filed suit against the Company for default on a loan agreement. Judgment was entered in favor of Roycap in the amount of $730,000. This amount plus additional possible penalties was fully accrued by the Company as December 31, 2003. On March 19, 2004 an assignment of judgment and Settlement Agreement was executed whereby the judgment in full was settled for $300,000, $250,000 of which is payable immediately upon execution of the settlement and $50,000 payable in monthly installments over two years beginning April 1, 2004.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. The Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. The Company continues to fight these actions vigorously. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and are scheduled to go to trial on July 25, 2004

         MERCHANTSWAREHOUSE.COM - This is a claim against PSI for breach of an independent sales agent agreement. The claim is disputed. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made an interim award of $296,720 and denied the Company's counterclaim. The Company is directed to pay the agent residuals according to the terms of the Company's agreement with the agent. The Company has made all payments to the agent since the date of the award. On November 7, 2003, Merchantswarehouse.com obtained a judgment consistent with the arbitrator's award. The Company is presently assessing the advisability of an appeal. The amount of the award has been accrued.

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

         Based on the findings of the Committee, the Directors determined it to be in the best interests of the company to cause the Bentley matter to be dismissed. On July 3, 2003, the company's attorneys filed a motion for summary judgment with the Orange County Superior Court, the motion contends that: there is no merit to the charges, the suit is not being prosecuted for the benefit of the shareholders or the company, but is a vendetta by the a shareholder brought for its own purposes and that the burdens of litigation are largely responsible for the fall in the corporation's stock price since the case was filed. On July 3, 2003, the Company's attorneys concurrently filed a motion for an indefinite stay in discovery pending judgment on the motion for summary judgment. On July 25, 2003, the court granted the Company's request for stay pending ruling on the motion for summary judgment. On September 18, 2003, the Court denied the summary judgment motion, finding that there were triable issues of material fact as to the Committee's investigation. As of this writing, the Court has not entered a formal order on this motion. The Company believes the Court's ruling is incorrect and plans to seek further review once the written order is issued. The Court's ruling also ended the stay of proceedings which had been in effect since July 25, and the case - along with the Bentley Promissory Note cases (see above), with which it has been consolidated
         - is now set for trial on July 26, 2004. The Company continues to fight this action vigorously. The Company has recorded no liability for the potential of an adverse outcome of the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the year ended December 31, 2003.

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

                                      2003
                         -------------------------------
                          HIGH                      LOW
     ---------------------------------------------------

     1st Quarter         $ 0.43                   $ 0.20
     ---------------------------------------------------

     2nd Quarter         $ 0.38                   $ 0.12
     ---------------------------------------------------

     3rd Quarter         $ 0.40                   $ 0.12
     ---------------------------------------------------

     4th Quarter         $ 0.35                   $ 0.10
     ---------------------------------------------------

                                      2002
                         -------------------------------
                          HIGH                      LOW
     ---------------------------------------------------

     1st Quarter         $ 1.45                   $ 0.60
     ---------------------------------------------------

     2nd Quarter         $ 1.00                   $ 0.33
     ---------------------------------------------------

     3rd Quarter         $ 0.83                   $ 0.33
     ---------------------------------------------------

     4th Quarter         $ 0.43                   $ 0.20
     ---------------------------------------------------

         A. NUMBER OF HOLDERS

         As of December 31, 2003, we had 1,288 common shareholders of record. On, December 31, 2003 the last reported sales price of our common stock on the Pink sheet was $0.10 per share.

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

         B. RESULTS OF OPERATIONS

         For the year ended December 31, 2003 compared with year ended December 31, 2002.

         Revenues for the year ended December 31, 2003 decreased to $12,687,551 from $13,264,318 for the year ended December 31, 2002. The decrease of $576,767, 4% is due primarily to the decreased revenues associated with credit card processing which resulted in an overall decrease in sales.

         Cost of sales for the year ended December 31, 2003 decreased to $9,768,557 from $11,176,910 for the year ended December 31, 2002. The decrease of $1,408,353 or 13%, resulted primarily from lowered agent residual expenses and more attention focused on the profitability of each merchant's relationship.

         Selling and marketing expenses for the year ended December 31, 2003 $10,117 remained about the same as the $13,595 for the year ended December 31, 2002.

         General and administrative expenses for the year ended December 31, 2003 decreased to $2,982,035 from $3,166,032 for the year ended December 31,2002. The decrease of $183,997, or (6%), resulted primarily from a decrease of salaries and wages, occupancy costs, and other operating efficiencies realized through the consolidation of three offices into one.

         The loss from operations for the year ended December 31, 2003 was $73,158 as compared to a loss of $1,092,219 for the year ended December 31, 2002. The increase in income of $1,019,061 resulted primarily from the reduction of salaries, operating efficiencies, lowered residual expenses, increased transaction profitability and a reduction in bad debt expenses.

         Interest expense, net, for the year ended December 31, 2003 was $278,227, as compared to $529,646 for the year ended December 31, 2002. The decrease resulted primarily from the Company's continued reduction of in-debtedness and borrowing costs.

         Other (Income) Expense, net of Interest expense was $(304,879) income for the year ended December 31, 2003, as compared to $5,222,287 expense for the year ended December 31, 2002. The turn around of $5,527,166 resulted primarily from the reduction of the write downs on deferred financing ($3,756,927), lowered amortization of deferred financing costs ($751,385), reduction in litigation expenses ($224,998), reduced penalties ($206,393) and reduced loss on sale of asset ($153,477) realized for the year ended December 31, 2003, as compared to the year ended December 31, 2002 and the favorable settlement of a law suit resulting in cancellation of debt and interest in the amount of $432.000.

         Net loss for the year ended December 31, 2003 was ($50,615), as compared to ($6,846,552) for the year ended December 31, 2002. The difference is the result of the increase in Income (loss) from operations and decrease in Other (Income) expense as explained above.

         C. Liquidity and Capital Resources

         The Company had cash of $28,393 at December 31, 2003, as compared to cash of $35,961 at December 31, 2002.

         The Company had negative working capital at December 31, 2003. We believe that cash generated from operations will not be sufficient to fund the current and anticipated cash requirements and the pay down of existing debts. The plans for the coming twelve months include the contemplation of a sale of the merchant portfolio for the purpose of re-capitalizing the company and paying down debt. Should a portion of the merchant portfolio be sold, we will be forced to reduce the staffing levels in line with the reduction in revenue realized.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 7.                       FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report                                                 16

Consolidated Balance Sheets                                                  17

Consolidated Statements of Operations                                        18

Consolidated Statements of Cash Flow                                         19

Consolidated Statement of Changes in Stockholders' Equity                    20

Notes to Consolidated Financial Statements                                   21

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of Accesspoint Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Accesspoint Corporation and Subsidiaries (a Nevada Corporation) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Accesspoint Corporation and Subsidiaries as of December 31, 2003 and 2002 and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L to the financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note L. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP.

March 23, 2004
Irvine, CA

                       ACCESSPOINT CORPORATION AND SUBSIDARIES
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                   December 31,     December 31,
                                                      2003             2002
                                                 -------------     -------------

Current Assets
         Cash                                    $     28,393      $     35,961
         Accounts receivable, net of
           allowance for doubtful accounts
           $80,000 at 2003 and 2002                   446,870           348,708
         Receivable from a related party                    0           157,172
         Prepaid expenses                              39,235             1,488
                                                 -------------     -------------
                  Total Current Assets                514,498           543,329
                                                 -------------     -------------
Fixed Assets
         Furniture and equipment (net)                 91,099           178,139
                                                 -------------     -------------
                  Total Fixed Assets                   91,099           178,139
                                                 -------------     -------------
Other Assets
         Deferred financing costs (net)               752,873         1,266,764
         Portfolio Purchase                                 0           154,667
         Deposits                                     285,108           280,108
                                                 -------------     -------------
                  Total Other Assets                1,037,981         1,701,539
                                                 -------------     -------------
         Total Assets                            $  1,643,578      $  2,423,007
                                                 =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable                        $    939,851      $  1,527,457
         Accrued payroll taxes and penalties        1,328,138         1,412,432
         Accrued liabilities                          504,014           560,707
         Merchant loss reserve                          2,778            19,465
         Lines of credit                            1,373,049         1,364,761
         Capitalized leases                           577,638           419,460
         Notes payable                                415,000           565,000
                                                 -------------     -------------

         Total Current Liabilities                  5,140,468         5,869,282

         Total Liabilities                          5,140,468         5,869,282
                                                 -------------     -------------

Stockholders' Equity

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized,
         1,055,600 shares issued and
         outstanding, respectively                      1,056             1,056

         Common stock, $.001 par value,
         25,000,000 shares authorized,
         18,971,230 and 24,163,965 issued
         and outstanding at December 31,
         2003 and 2002, respectively                   18,971            24,164

         Additional paid in capital                15,119,197        15,114,004
         Accumulated (deficit)                    (18,636,114)      (18,585,499)
                                                 -------------     -------------
         Total Stockholders' (Deficit)             (3,496,890)       (3,446,275)
                                                 -------------     -------------
         Total liabilities and
         Stockholders' Equity                    $  1,643,578      $  2,423,007
                                                 =============     =============

                   Refer to notes to the financial statements

                      ACCESSPOINT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                       -------------------
                                                  December 31,      December 31,
                                                      2003             2002
                                                 -------------     -------------

Sales, net                                       $ 12,687,551      $ 13,264,318

Cost of sales                                       9,768,557        11,176,910
                                                 -------------     -------------

         Gross profit                               2,918,994         2,087,408

Selling expenses                                       10,117            13,595

General and administrative expenses                 2,982,035         3,166,032
                                                 -------------     -------------

         Income (loss) from operations                (73,158)       (1,092,219)
                                                 -------------     -------------

Other (income) expense
         Interest income                              (19,386)          (15,634)
         Loss on sale of asset                              0           153,477
         Penalties                                     14,659           221,052
         Miscellaneous                                  2,040           (95,926)
         Litigation expense                                 0           224,998
         Amortization of deferred financing
          costs                                       513,891         1,265,276
         Write down of deferred financing costs             0         3,756,927
         Debt forgiveness                            (816,083)         (287,883)
         Interest expense                             278,227           529,646
                                                 -------------     -------------

         Total Other (income) expense                 (26.652)         5,751,933
                                                 -------------     -------------
         Income (loss) before income taxes            (46,506)       (6,844,152)

Provision for income taxes                              4,109             2,400
                                                 -------------     -------------
         Net income (loss)                       $    (50,615)       (6,846,552)
                                                 =============     =============
         Net loss per share
                  Basic                          $      (0.00)     $      (0.29)

         Weighted average number of shares
                  Basic                            20,786,413        23,826,300

                   Refer to notes to the financial statements

                     ACCESSPOINT CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended
                                                           -----------
                                                   December 31,     December 31,
                                                       2003             2002
                                                   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net (loss)                                $   (50,615)     $(6,846,552)

Adjustments to reconcile net loss to net cash
  used in operating activities:
         Forgiveness of debts and notes payable       (816,083)               0
         Amortization                                  513,891        1,265,276
         Depreciation                                  271,957          221,743
         Impairment loss                                     0           45,333
         Write down of deferred financing costs              0        3,756,927
         Loss on disposal of assets                          0          153,477
         Decrease in deferred compensation                   0         (221,477)
         Increase in receivables                       (98,162)         (92,835)
         Decrease in inventory                               0            6,366
         Decrease (increase) in other current
           assets                                      157,172         (157,172)
         Increase (decrease) in prepaid expenses       (37,748)          12,319
         (Decrease) increase in deposits                (5,000)          11,950
         (Decrease) increase in accounts
           payable and accrued expenses                  5,098          59,769
         (Decrease) increase in accrued payroll
           taxes                                       (84,293)         321,352
         Decrease in merchants loss reserve                  0          (80,000)
         Increase in accrued liabilities                     0          222,474
                                                   ------------     ------------
         Total adjustments                             (93,168)       5,525,502
                                                   ------------     ------------
         Net cash contributed by
           (used in) operations                       (143,783)      (1,321,050)
                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
         (Purchase) reduction of portfolio             154,667         (200,000)
         Purchase of fixed assets                         (740)               0
                                                   ------------     ------------
         Net cash provided (used in) investing
           activities                                  153,927         (200,000)
                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on capital leases                    (26,000)         (32,281)
         Sale of stock                                       0          149,393
         Line of credit                                  8,288        1,361,670
                                                   ------------     ------------
         Net cash provided by (used in)
           financing activities                        (17,713)       1,478,782
                                                   ------------     ------------
         Net change in cash                             (7,568)         (42,268)
                                                   ------------     ------------
         Cash at beginning of period                    35,961           78,229
                                                   ------------     ------------
         Cash at end of period                     $    28,393      $    35,961
                                                   ============     ============
Supplemental cash flow disclosures:
         Conversion of notes payable               $         0      $  (546,500)
         Forgiveness of accrued expenses           $   666,083      $         0
         Forgiveness of notes payable              $   150,000      $         0

                   Refer to notes to the financial statements

                                                ACCESSPOINT CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                  -----------------------------------------------    Preferred
                                                                     Additional        Stock                            Total
                                    Number of        Par value         paid-in       1,055,600        Retained       Stockholders'
                                      shares          $0.001           capital     shares issued      (deficit)         equity
                                  -------------    -------------    -------------   -------------   -------------    -------------
Balance at December 31, 2001        23,375,208     $     23,375     $ 14,418,900    $      1,056    $(11,738,947)    $  2,704,384

Stock issued various dates for
  cash at $1.50 per share              788,757              789          148,604              --              --          149,393

Conversion of notes payable                 --               --          546,500              --              --          546,500

Net loss                                    --               --               --              --      (6,846,552)      (6,846,552)
                                  -------------    -------------    -------------   -------------   -------------    -------------

Balance at December 31, 2002        24,163,965           24,164       15,114,004           1,056     (18,585,499)      (3,446,275)

Stock returned by shareholders
  and cancelled                     (5,192,735)          (5,193)           5,193

Net loss                                    --               --               --              --         (50,615)         (50,615)
                                  -------------    -------------    -------------   -------------   -------------    -------------

Balance at December 31, 2003        18,971,230     $     18,971     $ 15,119,197    $      1,056    $(18,636,114)    $ (3,496,890)
                                  =============    =============    =============   =============   =============    =============

                                            Refer to notes to the financial statements

                                                                20

                             ACCESSPOINT CORPORATION
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

NOTE A - NATURE OF OPERATIONS
         --------------------

         Accesspoint Corporation (subsequently referred to as "Accesspoint", the "Company" or "We") was incorporated as Accesspoint Corporation in Nevada in 1995 and is a provider of card-based and web-based payment processing services to small businesses throughout the United States. The Company enables merchants to accept credit cards as payment for their products and services by providing card authorization, data capture, settlement, risk management, fraud detection and chargeback services. Our services also include transaction organization and retrieval, ongoing merchant assistance and support in connection with disputes with cardholders. We market and sell our services primarily through independent sales organizations ("ISOs") and registered sales agents ("RSAs").

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

         Reserve for Merchant Credit Losses
         ----------------------------------
         The Company establishes reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase is refunded to the customer by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company estimates its potential loss for chargebacks based primarily on historical experience. Obtaining collateral from merchants considered higher risk often mitigates the risk of loss. At December 31, 2003 and December 31, 2002, the Company had aggregate collateral classified as merchant loss reserves of $2,778 and $19,465 respectively.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

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

         Concentration of Credit Risk
         ----------------------------
         Concentration of credit risk with respect to trade accounts receivable is not diversified. As of December 31, 2003 87% of the trade receivables are from Chase Merchant Services, LLC. The loss of Chase Merchant Services to our Company would be severely detrimental and could result in the termination and liquidation of our Company. Our Company actively evaluates the creditworthiness of Chase Merchant Services, LLC and is confident that the failure of the firm is neither likely nor imminent.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         ------------------------------------------------------

         Advertising
         -----------
         Advertising costs are expensed in the year incurred.

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

         At December 31, 2003, the Company has 25,000,000 common shares authorized and 18,971,230 shares issued and outstanding. The Company had 5,000,000 preferred shares authorized and 1,055,600 shares issued and outstanding.

         Net Integrated Systems, Ltd. ("NIS") acquired shares as a result of a series of transactions and agreements consummated on or about December 14, 2001. Those agreements were terminated effective October 15, 2002. NIS and another stockholder who had received stock in accordance with the agreements, returned their common shares (5,192,735) to be cancelled in 2003.

         In addition, our Company had outstanding at December 31, 2003, warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through November 2006.

                                          Weighted Average      Weighted Average
           Exercise Price Range        Amount Contractual Life    Exercise Price
           $0.01 - $0.34                   80,000   21 months           $0.34
           $0.71 - $0.81                  312,223   46 months           $0.78
           $5.25 - $6.00                   90,000   23 months           $5.96

           Reconciliation of stock warrants from December 31, 2002 to December 31, 2003 is as follows:

Balance at December 31, 2001     1,772,223
Warrants expired or exercised   (1,290,000)
Warrants issued                          0
Balance at December 31, 2002       482,223
Warrants expired or exercised            0
Warrants issued                          0
Balance at December 31, 2003       482,223

NOTE D - LOSS PER SHARE
         --------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128" Earings Per Share" which requires the Company to present basic and diluted net earnings, for all periods presented. The computation of loss per common share (basic and diluted)is based on the weighted average number of common shares outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

                           ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE E - FIXED ASSETS
         ------------

         Fixed assets consist of the following:
                                                     December 31,   December 31,
                                                         2003           2002
                                                      ----------     ----------
             Office equipment                         $     740      $       0
             Computer hardware and software             816,099        631,922
             Leasehold improvements                       2,064          2,064
                                                      ----------     ----------
                                                        818,903        633,986
             Accumulated depreciation and disposal     (727,804)      (455,847)
                                                      ----------     ----------
             Total                                    $  91,099      $ 178,139
                                                      ==========     ==========

                  For the years ended December 31, 2003 and 2002, our Company recorded depreciation of $271,957 and $221,743, respectively.

NOTE F - INCOME TAXES
         ------------

         The components of the deferred tax assets are as follows:

                                                   December 31,    December 31,
                                                       2003            2002
                                                  --------------  --------------
         Deferred tax assets:
             Net operating loss carry-forwards    $   5,032,000   $   3,791,000
             Depreciation and amortization            1,192,000       1,520,000
             Other temporary differences                 25,000         199,000
             Valuation allowance                  $  (6,249,000)  $  (5,510,000)
                                                  --------------  --------------

         Net deferred tax assets                  $          --   $          --
                                                  ==============  ==============

         The Company had available approximately $12,640,000 of unused Federal and state net operating loss carry-forwards at December 31, 2003. that may be applied against future taxable income. These net operating loss carry-forwards begin to expire for Federal purposes in 2017. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   December 31,    December 31,
                                                       2003            2002
                                                  -------------   -------------
         Statutory federal tax (benefit) rate          (34.0)%         (34.0)%
         Statutory state tax (benefit) rate            (5.83)%         (5.83)%
                                                  -------------   -------------
         Effective tax rate                           (39.83)%        (39.83)%
         Valuation allowance                           39.83 %         39.83 %
                                                  -------------   -------------
         Effective income tax rate                      0.00 %          0.00 %
                                                  =============   =============

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE G - LITIGATION AND CONTINGENCIES
         ----------------------------

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of December 31, 2003 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         ROYCAP - In June 2002, Roycap filed suit against the Company for default on a loan agreement. Judgment was entered in favor of Roycap in the amount of $730,000. This amount plus additional possible penalties was fully accrued by the Company as December 31, 2003. On March 19, 2004 an assignment of judgment and Settlement Agreement was executed whereby the judgment in full was settled for $300,000, $250,000 of which is payable immediately upon execution of the settlement and $50,000 payable in monthly installments over two years beginning April 1, 2004. This transaction has been reflected in the financial statements for the year ended December 31, 2003 as a gain on the forgiveness of debt in the amount of $580,000.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. The Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. The Company continues to fight these actions vigorously. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and are scheduled to go to trial on July 25, 2004

         MERCHANTSWAREHOUSE.COM - This is a claim against PSI for breach of an independent sales agent agreement. The claim is disputed. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made an interim award of $296,720 and denied the Company's counterclaim. The Company is directed to pay the agent residuals according to the terms of the Company's agreement with the agent. The Company has made all payments to the agent since the date of the award. On November 7, 2003, Merchantswarehouse.com obtained a judgment consistent with the arbitrator's award. The Company is presently assessing the advisability of an appeal. The amount of the award has been accrued.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE G - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         MOCERI LEASING CO. - This is an action by an equipment lessor on a defaulted lease. In August 2003 the Company entered into a structured settlement agreement for a total payout of $30,000 payable in 20 installments through April of 2005. The Company has made all payment since the date of the settlement agreement.

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

         BAS MULDER - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. During 2003 the Company entered into a structured settlement agreement calling for payments totaling $45,000 payable over 20 months and has begun making these payments.

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable. The Company has accrued $37,000 for this matter. Trial is scheduled to start August 30, 2004

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered, to the Company per that agreement. The Company denies both that it has breached the prior settlement agreement and that the plaintiffs are entitled to the relief they seek. Plaintiffs are not seeking monetary damages from the Company, though they are seeking court costs and attorney fees. The Company is fighting this action vigorously. No trial date has been set.

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

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE G - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

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

         Based on the findings of the Committee, the Directors determined it to be in the best interests of the company to cause the Bentley matter to be dismissed. On July 3, 2003, the company's attorneys filed a motion for summary judgment with the Orange County Superior Court, the motion contends that: there is no merit to the charges, the suit is not being prosecuted for the benefit of the shareholders or the company, but is a vendetta by the a shareholder brought for its own purposes and that the burdens of litigation are largely responsible for the fall in the corporation's stock price since the case was filed. On July 3, 2003, the Company's attorneys concurrently filed a motion for an indefinite stay in discovery pending judgment on the motion for summary judgment. On July 25, 2003, the court granted the Company's request for stay pending ruling on the motion for summary judgment. On September 18, 2003, the Court denied the summary judgment motion, finding that there were triable issues of material fact as to the Committee's investigation. As of this writing, the Court has not entered a formal order on this motion. The Company believes the Court's ruling is incorrect and plans to seek further review once the written order is issued. The Court's ruling also ended the stay of proceedings which had been in effect since July 25, and the case - along with the Bentley Promissory Note cases (see above), with which it has been consolidated
         - is now set for trial on July 26, 2004. The Company continues to fight this action vigorously. The Company has recorded no liability for the potential of an adverse outcome of the action.

NOTE H - PAYROLL TAXES
         -------------

         The IRS has made formal demand of amounts due and unpaid for the period of January 1 - December 31, 2000, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company filed requests for an "Offer in Compromise" for all amounts owed by the Company and its subsidiaries, Processing Source International and Black Sun Graphics, all of which are awaiting a response from the IRS. The Company has recorded its liability in full to the IRS, including penalties and interest, on its balance sheet. As of December 31, 2003, the Company has accrued liability of approximately $1,310,000 to the IRS.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE I - COMMITMENTS
         -----------

         In October 2002, the Company entered into a Master Support Services Agreement ("Agreement") with Merchants Billing Services ("MBS"). This Agreement called for the payment of $180,000 per month for salaries, office space & utilities, travel & entertainment, telecommunications, professional services and a management fee, with a quarterly adjustment of the payment based on actual expenses for the preceding three months activity. The Agreement is for an initial period of one year. In March 2003, the Company received notification of MBS's intention to terminate the agreement effective June 30, 2003. The termination was subsequently amended to maintain MBS as the management over the Merchant Portfolio only, effective June 1, 2003. As of October 1, 2003, with the reduction in overhead costs, the Company amended the Agreement to reflect reimbursement at actual cost only. The disinterested members of the Board have accepted these amendments. There are no future minimum payments under the amended Agreement and the management fee has been discontinued. The Company paid MBS $55,000 and $110,000 for the years ended December 31. 2003 amd 2002, respectively.

         Associated with the original Agreement was the assignment of that certain Agreement of Sublease ("Sublease") dated as of August 2002 between Veridian and the Company. Veridian and the landlord Carlsberg Properties, Inc agreed upon the assignment of the Sublease.

        Capital Leases - The Company leases certain machinery and equipment under agreements that are classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as fixed assets; see Note E regarding related amounts. Future minimum payments under capital leases as of December 31, 2003, are as follows:

Total minimum lease payment                                       $ 632,072
         Less amounts representing interest                         (54,434)
         Present value of minimum lease payments                    577,638
         Current capital lease obligations                         $577,638

         Operating lease expense for the years ended December 31, 2003 and 2002 was $117,157 and $230,453, respectively.

NOTE J - DEFERRED FINANCING COSTS
         ------------------------

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

         The Company will amortize the remaining deferred financing cost over the life of the line of credit, which is five years. For the year ended December 31, 2003 and 2002 the Company recorded amortization expense of $513,891 and $1,265,276 respectively.

NOTE K - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of December 31, 2003, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, partially owned by William P. Barber, President and Chief Executive Officer of the Company and currently a Director of the Company, is also an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel. As of December 31, 2003 under the terms of the agency agreement with MBS, the Company paid $423,016 in residuals. The Company paid $101,550 for the year ended December 31, 2002. Refer to Note I - Commitments for further discussion of the operating arrangement between the Company and MBS.

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2003 AND 2002

NOTE L - GOING CONCERN
         -------------

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

Note M - DEBT
         -----
       At December 31, 2003 and 200, the Company had notes payable outstanding in the aggregate amount of $415,000 and $984,460, respectively. Payable as follows:
                                                       2003       2002
Note payable to an individual, interest at
5% per annum, due on demand                        $115,000    $115,000

Note payable to a corporation $250,000 payable
On execution of the settlement agreement (March,
2004)and $50,000 due in monthly installments
beginning April 1, 2004                             300,000          0

Note payable to a corporation, interest at
8% per annum, due October 16, 2001,
convertible at the option of the holder into
common stock equal to the face value of
the note                                                  0     450,000

Capitalized lease obligations, interest at
varying rates, payments through May 2004,                 0     419,460
                                                  ---------   ---------
                                                  $ 415,000   $ 984,460

             Current portion                      $ 415,000   $ 984,460

  Note N - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS
         -----------------------------------------
           In March 1999, our Company's stockholders approved the Accesspoint Corporation 1999 Stock Incentive Plan ("the Plan"), which superseded and incorporated, in all respects, the Accesspoint Corporation 1997 Stock Option Plan. Under the Plan, incentive or non-statutory stock options may be granted to employees, directors, and consultants. The options, option prices, vesting provisions, dates of grant and number of shares granted under the plans are determined primarily by the Board of Directors or the committee authorized by the Board of Directors to administer such plans. The Plan also permits payment in shares of our Company's common stock for options to be exercised. The maximum number of shares of our Company's common stock available for issuance under the Plan is six million (6,000,000) shares. Proceeds received by our Company from exercise of stock options are credited to common stock and additional-paid-in capital. Additional information with respect to the Plan's stock option activity is as follows:

                                           Number of    Weighted Average
                                            Shares        Exercise Price
Outstanding at December 31, 2001            3,629,000        $.59
Granted                                             0           0
Exercised                                           0           0
Cancelled                                  (1,852,555)       $.81
Outstanding at December 31, 2002            1,776,445        $.35
Granted                                             0           0
Exercised                                           0           0
Cancelled                                           0           0
Outstanding at December 31, 2003            1,776,445        $.35

Options exercisable at December 31, 2002    1,776,445        $.35

           Stock options exercisable at December 31, 2003:

           Range of            Number of            Weighted
           Exercise            Shares               Average
           Prices              Exercisable          Exercise Price
           $0.32-0.37          1,776,445            $    .35

         Our Company has elected to follow APB Opinion No. 25 (Accounting for Stock Issued to Employees) in accounting for its employee stock options. Accordingly, no compensation expense is recognized in our Company's financial statements because the exercise price of our Company's employee stock options equals or exceeds the market price of our Company's common stock on the date of grant. If under Financial Accounting Standards Board Statement No. 123 (accounting for Stock Based Compensation) our Company determined compensation costs based on the fair value at the grant date for its stock options, net earnings and earnings per share would not have been reduced to any pro forma amounts.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANT ON ACCOUNTING AND FINANCIAL DISCLOSURES

         As previously reported in our 10-KSB for the year ended December 31, 2002 on April 4, 2003, in an email addressed to the controller of our Company, Lichter, Weil & Associates, independent auditors to the registrant, resigned.

         The Audit Committee of the Board of Directors approved the change of the accountant and on April 25, 2003, the registrant engaged the firm of Mendoza Berger & Company, LLP, Certified Public Accountants, as the principal accountant to audit the registrant's financial statements. The Audit Committee of the Board of Directors approved the engagement of this firm as principal accountant and they have audited the financial statements for the two years ended December 31, 2003 and 2002 included in this current 10-KSB report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. DIRECTORS AND EXECUTIVE OFFICERS

         The following table and text sets forth the names and ages of all directors and executive officers of our Company and the key management personnel as of December 31, 2003. The Board of Directors of our Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Except as otherwise noted, there are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                         DIRECTORS & EXECUTIVE OFFICERS

          NAME             AGE          POSITION
          ----             ---          --------
    Eugene Valentine       54           Chairman of the Board of Directors
    William B. Barber      59           CEO, President, Director
    Joseph Byers           78           Director
    Michael Savage         84           Director

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

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2003, by our Chief Executive Officer and other covered persons:

                           SUMMARY COMPENSATION TABLE

                                                              Restricted
Name and Principal                Salary     Bonus    Other     Stock
    Position           Year         ($)       ($)      ($)    Award(s)($)
    --------           ----       ------     -----    -----   -----------

William B. Barber      2003       $    0     $ 0      $ 0        $ 0
CEO & President        2002       $4,000     $ 0      $ 0        $ 0

A. INDIVIDUAL EXECUTIVE COMPENSATION

There were no options granted to the Named Executive Officers during the year 2003.

There were no options exercised by the Named Executive Officers during 2003:

There were no awards made to the Named Executive Officers by us of stock options under any Long-Term Incentive Plan during the year 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of December 31, 2003 with respect to (i) the beneficial ownership of our Common Stock by each beneficial owner of more than 5% of the outstanding shares of our Common Stock of our Company, each director, each executive officer and all executive officers and directors as a group, (ii) the number of shares of Common Stock owned by each such person and group and (iii) the percent of our Common Stock so owned. Share ownership is based upon 24,163,995 shares of common stock issued and outstanding on December 31, 2003.

 Name of Beneficial Owner               Address                 Shares held       Percentage
--------------------------- --------------------------------- ----------------- ---------------
Tom Djokovich               23332 Vista Carillo Laguna               3,608,257             19%
                            Niguel, Ca 92677

Access Holdings LP          26482 Valpariso, Mission Viejo,          1,905,037             10%
(2)                         Ca. 92677

William Barber, CEO and     (1)                                         56,085               *
Director

Eugene Valentine, Director  (1)                                              -

Joseph Byers, Director      (1)                                              -

Michael Savage              (1)                                              -

All Directors and
Executive officers as a
group (4 persons)                                                       56,085

--------------
* less than 1%

1. The address 3030 S Valley View Blvd., Ste 190 Las Vegas, NV 89102

2 Benefiting James W. Bentley and Mary Ann Bentley and family.

         A. OUTSTANDING OPTIONS AND WARRANTS

         As of December 31, 2003, we had granted a total of 3,629,000 options under our 1999 Plan, of which 2,578,106 are outstanding as of December 31, 2003. Of the options outstanding, 1,776,445 qualified options were issued to employees to purchase shares of our Common Stock under our 1999 Plan. In addition to the options granted to employees, we had issued 792,286 qualified options, 9,375 non-qualified options and 482,223 warrants to consultants and non-employee Directors.

         B. COMPENSATION OF DIRECTORS

         We pay no compensation to our Directors. Only William R. Barber is a Director and also an officer. With the exception of Mr. Barber, we lease all our employees from MBS, which pays the employees for services.

         C. DESCRIPTION OF SECURITIES

         Our authorized capital stock as of December 31, 2003 consists of 30,000,000 shares divided into 25,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, par value $0.001 per share. There were 24,163,995 Common Shares issued and outstanding as of December 31, 2003. There were 1,055,600 shares of Preferred Stock issued and outstanding as of December 31, 2003.

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

         NIS appointed Ameropa as its agent to manage the relationship between NIS and us under the terms of the Line of Credit. In February 2002, Ameropa began to provide cash management services to us by sweeping our operating accounts on a daily basis and funding the same accounts as items were presented for payment. Through October 2002 we dealt exclusively with Ameropa for the funding of the Line of Credit. During the year ended December 31, 2002 there were more than 300 such transactions, none of a material size, between Ameropa and our various operating accounts. As of December 31, 2003 and 2002 we were indebted to NIS under the Line of Credit in the amount of $1,379,277 and 1,260,789, respectively. We have made no payments on this balance. During the period in which Ameropa managed the relationship between NIS and us, Mr. Barber did not have an operational role with us and he was not an officer or a member of the Board of Directors.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         A. EXHIBITS

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.

         Exhibit No.  Description
         -----------  -----------
            21.0      *List of Subsidiaries
            22.0      *MBS Master Support Services Agreement
            23.0      *MBS Revolving Line of Credit
            24.0      *MSB Secured Loan Agreement
            25.0      *Assignment and Agreement of Sublease
            26.0      *Sublease
            27.0      *Settlement and Mutual Release Agreement

            31        CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      AND CHIEF FINANCIAL OFFICER PURSUANT
                      TO SECTION 302 OF THE SARBANES-OXLEY ACT

            32        CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      AND CHIEF FINANCIAL OFFICER PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT

                      * Previously filed with the Commission

(b) Reports on Form 8-K. No reports on Form 8-K were filed during the fourth quarter ended December 31, 2003.

ITEM 14. CONTROLS AND PROCEDURES

         The Company has disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended) to ensure that material information contained in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely and accurate basis. The Company's principal executive officer and principal financial officer have reviewed and evaluated the Company's disclosure controls and procedures within 90 days prior to the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective at ensuring that material information is recorded, processed, summarized and reported on a timely and accurate basis in the Company's filings with the Securities and Exchange Commission. Since such evaluation there have not been any significant changes in the Company's internal controls, or in other factors that could significantly affect these controls.


ITEM 15.  PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: During 2003 and 2002 the Company accrued or paid Mendoza Berger & Company LLP a total of $22,000 and $40,360 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2003 and 2002, respectively.

All Other Fees: During 2003 and 2002 the Company paid Mendoza Berger & Company LLP a total of $32,923 for professional services rendered in connection with the reviews of the March 31, 2003,June 30, 2003 and September 30, 2003, Forms 10-QSB.

Tax Fees: The Company paid Mendoza Berger & Co. LLP $1,800 and $4,750 for tax related services for the years ended December 31, 2003 and 2002, respectively

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2004                         ACCESSPOINT CORPORATION

                                              By  /S/ WILLIAM R. BARBER
                                                  ------------------------------
                                              William R. Barber,
                                              Chief Executive Officer, President
                                              And Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                       Title                        Date
-------------------------   ----------------------------------   ---------------

/S/ GENE VALENTINE          Chairman of the Board of Directors   March 23, 2004
-------------------------
Gene Valentine

/S/ JOE BYERS               Director                             March 23, 2004
-------------------------
Joe Byers

/S/ MIKE SAVAGE             Director                             March 23, 2004
-------------------------
Mike Savage

/S/ WILLIAM R. BARBER       Director                             March 23, 2004
-------------------------
William R. Barber