Form 10QSB
period 2004-03-31
ACCESSPOINT CORP /NV/
filed 2004-05-17
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ended MARCH 31, 2004

                                       OR

           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM __________________ TO ________________________

                        Commission File Number: 000-29217

                             ACCESSPOINT CORPORATION
        ----------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

               Nevada                                   95-4721385
----------------------------------------    ------------------------------------

   (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
    Incorporation or Organization)

    3030 S. VALLEY BLVD. SUITE 190
       LAS VEGAS, NEVADA, 89102                           89102
----------------------------------------    ------------------------------------

(Address of Principle Executive Offices)                (Zip Code)

                                  702 809 0206
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

The number of the Company's shares of Common Stock outstanding as of March 31, 2004 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                             Accesspoint Corporation
                          Form 10-QSB QUARTERLY Report
                   FOR THE FIRST QUARTER ENDED MARCH 31, 2004
                                TABLE OF CONTENTS

Forward-Looking Statements

PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

                                TABLE OF CONTENTS

Consolidated Balance Sheets                                                 4

Consolidated Statements of Operations                                       5

Consolidated Statements of Cash Flow                                        6

Notes to Consolidated Financial Statements                                  7-12

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                     March 31,      December 31,
                                                       2004             2003
                                                   -------------   -------------
                                                   (unaudited)

Current Assets
         Cash                                      $          0    $     28,393
         Accounts receivable, net of allowance
           for doubtful accounts $80,000 for
           March 31, 2004 and December 31, 2003,
           respectively                                 574,825         446,870
         Prepaid expenses                                63,032          39,235
                                                   -------------   -------------

                  Total Current Assets                  637,857         514,498
                                                   -------------   -------------

Fixed Assets
         Furniture and equipment (net)                   72,063          91,099
                                                   -------------   -------------

                  Total Fixed Assets                     72,063          91,099
                                                   -------------   -------------

Other Assets
         Deferred financing costs (net)                 624,400         752,873
         Deposits                                       312,104         285,108
                                                   -------------   -------------

                  Total Other Assets                    936,504       1,037,981
                                                   -------------   -------------

         Total Assets                              $  1,646,424    $  1,643,578
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
         Bank overdraft                            $     46,138    $          0
         Accounts payable                               825,819         939,851
         Accrued payroll taxes and penalties            903,505       1,328,138
         Accrued liabilities                            477,102         504,014
         Merchant loss reserve                            2,778           2,778
         Lines of credit                              1,355,611       1,373,049
         Capitalized leases                             570,368         577,638
         Notes payable                                  430,133         415,000
                                                   -------------   -------------

         Total Current Liabilities                    4,611,454       5,140,468

         Total Liabilities                            4,611,454       5,140,468
                                                   -------------   -------------
Stockholders' Equity

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized,
         1,055,600 shares issued and
         outstanding, respectively                        1,056           1,056

         Common stock, $.001 par value,
         25,000,000 shares authorized,
         18,971,230 issued and
         outstanding, respectively                       18,971          18,971

         Additional paid in capital                  15,119,197      15,119,197
         Accumulated (deficit)                      (18,104,254)    (18,636,114)
                                                   -------------   -------------

         Total Stockholders' (Deficit)               (2,965,030)     (3,496,890)
                                                   -------------   -------------

         Total liabilities and
         Stockholders' Equity                      $  1,646,424    $  1,643,578
                                                   =============   =============

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                    Three Months Ended
                                              -----------------------------
                                                March 31,       March 31,
                                                  2004             2003
                                              -------------   -------------

Sales, net                                    $  2,675,779    $  3,390,275

Cost of sales                                    1,966,561       2,616,291
                                              -------------   -------------

         Gross profit                              709,218         773,984

Selling expenses                                     5,961           4,624

General and administrative expenses                352,007         774,595
                                              -------------   -------------

         Income (loss) from operations             351,250          (5,235)
                                              -------------   -------------

Other (Income) Expense
         Forgiveness of debt                      (436,032)              0
         Interest income                            (7,549)         (1,943)
         Penalties                                  27,603           2,141
         Amortization of deferred financing
          costs                                    128,473         128,473
         Miscelleneous expense                      45,000               0
         Bad Debt                                        0          36,912
         Interest expense                           61,895          49,979
                                              -------------   -------------
         Total Other (Income) Expense             (180,610)        215,562
                                              -------------   -------------

         Income (loss) before income
         taxes                                     531,860        (220,797)

Provision for income taxes                               0               0
                                              -------------   -------------

         Net income (loss)                    $    531,860    ($   220,797)
                                              =============   =============

         Net income (loss) per share
                  Basic                       $       0.03    ($      0.01)

         Weighted average number of shares
                  Basic                         18,971,230      24,163,965

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Three Months Ended
                                                        -----------------
                                                    March 31,         March 31,
                                                     2004               2003
                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                        $  531,860         ($220,797)

Adjustments to reconcile net income (loss) to net
cash used or provided by operating activities:
         Amortization                                128,473           128,473
         Depreciation                                 19,036            52,131
         Increase in receivables                    (127,955)          (23,167)
         Decrease (increase) in other
           current assets                             (4,555)           91,775
         Increase in clearing account                (26,996)                0
         Decrease (increase) in prepaid expenses     (19,242)              744
         (Decrease) increase in accounts
           payable and accrued expenses             (140,943)           75,045
         Decrease in accrued payroll taxes          (424,634)          (69,003)
         Increase in bank overdraft                   46,138                 0
                                                 ------------      ------------

         Total adjustments                          (550,678)          255,998
                                                 ------------      ------------
         Net cash provided by (used) in
          operations                                 (18,818)            35,201
                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on capital leases                   (7,270)           (5,999)
         Payments on line of credit                  (17,438)          (46,877)
         Increase in notes payable                    15,133                 0
                                                 ------------      ------------
         Net cash (used in)
         financing activities                         (9,575)          (52,876)
                                                 ------------      ------------

         Net change in cash                          (28,393)          (17,675)
                                                 ------------      ------------

         Cash at beginning of period                  28,393            35,961
                                                 ------------      ------------
         Cash at end of period                   $         0       $    18,286
                                                 ============      ============

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2003.

         Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim consolidated financial statements may not be the same as those for the full year.

NOTE C - LITIGATION AND CONTINGENCIES
         ----------------------------

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of March 31, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

                              ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE C - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE C - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE C - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

NOTE D - PAYROLL TAXES
         -------------

         The IRS has made formal demand of amounts due and unpaid for the period of January 1 - December 31, 2000, including interest and penalties, from the Company, and has appropriately filed tax liens against all assets of the Company. The Company filed requests for an "Offer in Compromise" for all amounts owed by the Company and its subsidiaries. During the three months ended March 31, 2004 the Company made a settlement with the IRS for claims against the Company and its subsidiary Processing Source International. (See Note E-Related Party Transactions)

NOTE E - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of March 31, 2004, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, partially owned by William P. Barber, President and Chief Executive Officer of the Company and currently a Director of the Company, is also an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel.

         During the three months ended March 31, 2004, the Company settled debt in excess of $1,510,000. The settlements included outstanding IRS claims against the Company and its subsidiary Processing Source International, Inc. and funds necessary to settle an approximate $800,000 legal judgment obligation to Roycap, Inc.

NOTE F - SUBSEQUENT EVENT
         ----------------

         In April the Company concluded a funding agreement with MBS that calls for the sale and Exchange of certain e-commerce accounts and related billing software and host server, in exchange for $545,000. The agreement allows the Company to repurchase the assets with stock equal in value to the purchase price at the Company's discretion within the first twelve months.

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

RESULTS OF OPERATIONS
----------------------

     The three months ended March 31, 2004 compared with the three months ended March 31, 2003.

     Revenues for the three months ended March 31, 2004 decreased to $2,675,779 from $3,390,275 for the three months ended March 31, 2003. The decrease of $714,496, 21% is due primarily to the decreased revenues associated with credit card processing which resulted in an overall decrease in sales.

     Cost of sales for the three months ended March 31, 2004 decreased to $1,966,561 from $2,616,291 for the three months ended March 31, 2003. The decrease of $649,730 or 25%, resulted primarily from lowered agent residual expenses and more attention focused on the profitability of each merchant's relationship.

     Selling and marketing expenses for the three months ended March 31, 2004 $5,961 remained about the same as the $4,624 for the three months ended March 31, 2003.

     General and administrative expenses for the three months ended March 31, 2004 decreased to $352,007 from $774,595 for the three months ended March 31, 2003. The decrease of $422,000, or (55%), resulted primarily from a decrease of salaries and wages, occupancy costs, reversal of allowance for doubtful accounts Chase clearing and other operating efficiencies realized through the consolidation of two offices into one.

     Interest expense, net, for the three months ended March 31, 2004 was $61,895, as compared to $49,979 for the three months ended March 31, 2003. The increase resulted primarily from the Company's continued interest charges on indebtedness and borrowing costs.

     Other (Income) Expense, net of Interest expense was $(242,505) for the three months ended March 31, 2004, as compared to $165,583 for the three months ended March 31, 2003. The increase in income of $418,088 resulted primarily from the forgiveness of debt income $436,032 occurring in the first three months of March 31, 2004, as compared to the three months ended March 31, 2003.

     Net income for the three months ended March 31, 2004 $531,860, as compared to a loss of ($220,797) for the three months ended March 31, 2003. The difference, a gain of $752,657 is due to the forgiveness of debt and reduction of general and administrative expenses due to increased efficiency in operations.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     The Company had an overdraft of $46,138 at March 31, 2004, as compared to cash of $28,393 at December 31, 2003.

     The Company had negative working capital at March 31, 2004. We believe that cash generated from operations will not be sufficient to fund the current and anticipated cash requirements. Subsequent to March 31, 2004 the Company sold off a book of business (merchant portfolio) in order to pay down IRS claims against it subsidiary Processing Source International, Inc. and Roycap settlement.

ITEM 3. CONTROLS AND PROCEDURES.

     Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS-

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of March 31, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

     Exhibit No.  Description
     ----------------------------------
     21.00        *List of Subsidiaries

     * Incorporated by reference from the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001

    Exhibit 31       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT
                                    TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                    SECTION 906 OF THE SARBANES-OXLEY ACT

    b. Reports on Form 8-K.

         8-K filed February 10, 2004 Item 5. Other events and regulation FD disclosure
         8-K filed March 26, 2004 Item 5. Other events and regulation FD disclosure
         8-K filed March 29, 2004 Item 5. Other events and regulation FD disclosure

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  May 17, 2004                          ACCESSPOINT CORPORATION

                                              By  /S/ WILLIAM R. BARBER
                                                  ------------------------------
                                              William R. Barber,
                                              Chief Executive Officer, Chief
                                              Officer and President

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                           Title                              Date
---------------------------     -----------------------------------     -----------------------

/S/ GENE VALENTINE              Chairman of the Board of Directors         May 17, 2004
-----------------------
Gene Valentine

/S/ JOE BYERS                   Director                                   May 17, 2004
-----------------------
Joe Byers

/S/ MIKE SAVAGE                 Director                                   May 17, 2004
-----------------------
Mike Savage

/S/ WILLIAM R. BARBER           Director                                   May 17, 2004
-----------------------
William R. Barber

                                             19