Form 10QSB
period 2004-06-30
ACCESSPOINT CORP /NV/
filed 2004-08-23
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the QUARTERLY PERIOD ended June 30, 2004
                                       OR
           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                 (702) 809 0206
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

      Securities Registered Pursuant to Section 12(b) of the Exchange Act:
                                      None
      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

The number of the Company's shares of Common Stock outstanding as of June 30, 2004 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                             Accesspoint Corporation
                          Form 10-QSB QUARTERLY Report
                    FOR THE FIRST QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

Forward-Looking Statements

PART I

Item 1.  Financial Statements                                                  3
Item 2.  Management's Discussion and Analysis or Plan of Operation            11
Item 3.  Controls and Procedures                                              12

PART II

Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in Securities                                                14
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders                  14
Item 5.  Other Information                                                    14
Item 6.  Exhibits and Reports on Form 8-K                                     14

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                                TABLE OF CONTENTS

Consolidated Balance Sheets                                                    4

Consolidated Statements of Operations                                          5

Consolidated Statements of Cash Flows                                          6

Notes to Consolidated Financial Statements                                  7-10

                             ACCESSPOINT CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,       December 31,
                                                       2004             2003
                                                   (unaudited)
                                                   -------------   -------------

                       ASSETS
                      -------
Current Assets
         Cash                                      $    115,195    $     28,393
         Accounts receivable, net of allowance
           for doubtful accounts $0 for
           June 30, 2004 and $80,000 for
           December 31, 2003, respectively              314,318         446,870
         Prepaid expenses                                    --          39,235
                                                   -------------   -------------
                  Total Current Assets                  429,513         514,498
                                                   -------------   -------------
Fixed Assets
         Furniture and equipment, net                    12,772          91,099
                                                   -------------   -------------
                  Total Fixed Assets                     12,772          91,099
                                                   -------------   -------------
Other Assets
         Deferred financing costs, net                  495,928         752,873
         Deposits                                       287,659         285,108
                                                   -------------   -------------
                  Total Other Assets                    783,587       1,037,981
                                                   -------------   -------------
         Total Assets                              $  1,225,872    $  1,643,578
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
         Accounts payable                               863,491         939,851
         Accrued payroll taxes and penalties             17,371       1,328,138
         Accrued liabilities                            475,855         504,014
         Merchant loss reserve                            2,778           2,778
         Lines of credit                              1,364,699       1,373,049
         Capitalized leases                             547,574         577,638
         Notes payable                                  165,000         415,000
         Financing obligations                          617,251              --
         Related party payables                         321,428              --
                                                   -------------   -------------
         Total Current Liabilities                    4,375,447       5,140,468

         Total Liabilities                            4,375,447       5,140,468
                                                   -------------   -------------
Stockholders' Equity
         Preferred Stock, $.001 par value,
         5,000,000 shares authorized, 1,055,600
         shares issued and outstanding at
         June 30, 2004 and December 31, 2003,
         respectively                                     1,056           1,056

         Common stock, $.001 par value,
         25,000,000 shares authorized, 18,971,230
         issued and outstanding at June 30, 2004
         and December 31, 2003, respectively             18,971          18,971

         Additional paid in capital                  15,119,197      15,119,197
         Accumulated (deficit)                      (18,288,799)    (18,636,114)
                                                   -------------   -------------
         Total Stockholders' (Deficit)               (3,149,575)     (3,496,890)
                                                   -------------   -------------
         Total Liabilities and
         Stockholders' Equity                      $  1,225,872    $  1,643,578
                                                   =============   =============

                   Refer to notes to the financial statements

                                                 ACCESSPOINT CORPORATION
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                         For the six           For the six         For the three        For the three
                                         months ended          months ended        months ended         months ended
                                         June 30, 2004         June 30, 2003       June 30, 2004        June 30, 2003
                                        ----------------     ----------------     ----------------     ----------------

Sales, net                              $     4,963,226      $     6,780,179      $     2,287,447      $     3,389,904
Cost of sales                                 4,233,652            5,147,265            2,222,091            2,530,974
                                        ----------------     ----------------     ----------------     ----------------
Gross profit                                    729,574            1,632,914               65,356              858,930

 Selling expenses                                 6,541                4,624                  580                   --
 General and administrative
   expenses                                     881,857            1,509,205              529,850              697,824
                                        ----------------     ----------------     ----------------     ----------------
Income (loss) from operations                  (158,824)             119,085             (465,074)             161,106

Other (Income) Expense
 Sale of book of business                       (85,000)                  --              (85,000)                  --
 Forgiveness of debt                           (754,884)                  --             (318,852)                  --
 Interest income                                (22,546)              (2,496)             (14,997)                (553)
 Other income                                    (1,007)                  --               (1,007)                  --
 Penalties                                       29,337                5,310                1,734                3,169
 Amortization of deferred
   financing costs                              256,946              256,945              128,473              128,472
 Lawsuit settlement                               2,000                   --                2,000                   --
 Interest expense                                69,015               94,347                7,120               44,368
                                        ----------------     ----------------     ----------------     ----------------
Total Other (Income) Expense                   (506,139)             354,106             (280,529)             175,456
                                        ----------------     ----------------     ----------------     ----------------

Income (loss) before income
   taxes                                        347,315             (235,021)            (184,545)             (14,350)
 Provision for income taxes                          --                   --                   --                   --
                                        ----------------     ----------------     ----------------     ----------------
Net income (loss)                       $       347,315      $      (235,021)     $      (184,545)     $       (14,350)
                                        ================     ================     ================     ================

Net income (loss) per share-
   Basic and Diluted                    $          0.02      $         (0.01)     $         (0.01)     $         (0.00)
                                        ================     ================     ================     ================
Weighted average number of shares-
   Basic and Diluted                         18,971,230           24,163,965           18,971,230           24,163,965
                                        ================     ================     ================     ================

                                       Refer to notes to the financial statements

                                                           5

                             ACCESSPOINT CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Six Months Ended
                                                        -----------------
                                                    June 30,         June 30,
                                                     2004               2003
                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                        $  347,315       $  (235,021)

Adjustments to reconcile net income (loss) to net
cash used or provided by operating activities:
         Amortization                                256,946           256,945
         Depreciation                                 38,072           104,283
         (Increase) decrease in receivables          132,552           (76,906)
         Decrease in other current assets                 --            40,803
         Increase in clearing account                 (2,551)               --
         Decrease in prepaid expenses                 39,235             1,488
         Decrease in accounts payable and
            accrued expenses                        (104,517)         (164,294)
         Decrease in accrued payroll taxes        (1,310,767)          (74,100)
         Increase in merchants loss reserve               --            13,163
         Increase in accrued liabilities                  --            91,467
                                                 ------------      ------------
         Total adjustments                          (951,030)          192,849
                                                 ------------      ------------
         Net cash provided by (used) in
          operations                                (603,715)          (42,172)
                                                 ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES
         Disposition of fixed assets                  40,252                --
                                                 -----------       -----------
         Net cash provided by investing
         activities                                   40,252                --
                                                 -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Loans from related parties                  321,428                --
         Proceeds from financing obligations         617,251                --
         Payments on capital leases                  (30,064)           (5,000)
         Increase in (payments) on
         line of credit                               (8,350)           36,658
         Decrease in notes payable                  (250,000)               --
                                                 ------------      ------------
         Net cash provided (used in)
         financing activities                        650,265           31,658
                                                 ------------      ------------
         Net change in cash                           86,802           (10,514)
                                                 ------------      ------------
         Cash at beginning of period                  28,393            35,961
                                                 ------------      ------------
         Cash at end of period                   $   115,195       $    25,447
                                                 ============      ============

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------

         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2003. In July 2004, the Company dissolved Processing Source International Inc. (PSI), its wholly owned subsidiary. This had no effect on the income for any of the periods presented.

         Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

NOTE C - GOING CONCERN
         -------------

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has sustained significant recurring operating losses, has limited capital resources, and is involved in several pending lawsuits raising significant doubts as to the Company's ability to continue as a going concern. Continuation of the Company as a going concern is contingent upon the ability of the company to expand its operations, generate increased revenues, secure additional sources of financing and sell a portion of the merchant portfolio. However, there is no assurance that the Company will realize the necessary capital expansion. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D - LITIGATION AND CONTINGENCIES
         ----------------------------

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of June 30, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. The Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. The Company continues to fight these actions vigorously. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and are scheduled to go to trial beginning on January 3, 2005. The parties are negotiating a global settlement of all of the consolidated cases

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

NOTE D - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         MERCHANTSWAREHOUSE.COM - This is a claim against PSI for breach of an independent sales agent agreement. The claim is disputed. The matter was submitted to arbitration and was heard by the arbitrator. The arbitrator made an interim award of $296,720 and denied the Company's counterclaim. The Company is directed to pay the agent residuals according to the terms of the Company's agreement with the agent. The Company has made all payments to the agent since the date of the award. On November 7, 2003, Merchantswarehouse.com obtained a judgment consistant with the arbitrator's award. The Company is presently assessing the advisability of an appeal. The amount of the award has been accrued.

         CIT COMMUNICATIONS CO. ("CIT") - CIT, an equipment lessor, claims that we defaulted on an equipment lease. A request for entry of default was submitted on 7/8/04. It is expected that a default judgment against the Company will be entered soon. The total amount of any potential judgment for the value of the equipment has been accrued.

         FOLEY HOAG - This is a claim against PSI by a Boston law firm which worked on the MerchantWarehouse.com case for fees it says remain unpaid. The firm is seeking $48,000 in principal, plus interest, fees and costs. The firm has advised the Company that it has filed suit in Massachusetts, but the Company has yet to be served.

         GLOBAL ATTORNEYS NETWORK CO. - This is an action filed on behalf of an equipment lessor on a defaulted lease. In April 2003 the matter was settled for $16,900. This amount has been accrued. No payments have been made.

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable. The Company has accrued $37,000 for this matter. Trial is scheduled to start August 30, 2004

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered to the Company per that agreement. The Company denies both that it has breached the prior settlement agreement and that the plaintiffs are entitled to the relief they seek. Plaintiffs are not seeking monetary damages from the Company, though they are seeking court costs and attorney fees. This case has been consolidated with the case of Bentley v. Barber, et al (see below) and is scheduled for trial beginning on Ja nuary3,2005. The parties are negotiating a global settlement of all of the consolidated cases.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
                 FOR THE SIX MONTHS ENDED JUNE 31, 2004 AND 2003

NOTE D - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasions, Plaintiff also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Plaintiff's requests for provisional relief have been granted. The parties are currently in negotiations to settle this claim and the other cases with which the Bentley case had been consolidated, including the Access Holdings matter and the Bentley Promissory Notes case, discussed above. In light of these negotiations, a stay of proceedings is in effect until August 27, 2004. Trial is currently scheduled for January 3, 2005. The Company has recorded no liability for the potential of an adverse outcome of the action.

NOTE E - PAYROLL TAXES
         -------------

         The IRS had made formal demand of amounts due and unpaid for the period of January 1 - December 31, 2000, including interest and penalties, from the Company, and had appropriately filed tax liens against all assets of the Company. The Company filed requests for an "Offer in Compromise" for all amounts owed by the Company and its subsidiaries. During the six months ended June 30, 2004 the Company made a settlement with the IRS for claims against the Company and its prior subsidiary Processing Source International and recorded a forgiveness of debt of $754,883 (See Note F-Related Party Transactions).

NOTE F - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of June 30, 2004, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, majority owned by William R. Barber, Secretary of the Company and currently a Director of the Company, is also an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel.

         During the six months ended June 30, 2004, the Company settled outstanding IRS claims against the Company and its prior subsidiary Processing Source International in the amount of approximately $1,311,000. The funds necessary to settle the claims were obtained in April when the Company concluded a funding agreement with MBS that called for the sale and exchange of certain e-commerce accounts in exchange for $382,118. The agreement for the sale of e-commerce accounts for $382,118 allows the Company to repurchase the assets with stock equal in value to the purchase price at the Company's discretion within the first twelve months. The sale has been recorded as a financing obligation on the financial statements at June 30, 2004.

         During the six months ended June 30, 2004, the Company sold miscellaneous merchant accounts to MBS in exchange for $15,133. The sale agreement allows the Company to repurchase the assets at a 20% price premium. This sale has been recorded as a financing obligation on the financial statements at June 30, 2004.

         The company has entered into several merchant portfolio sales agreements with unrelated third parties for a total sales price of $305,000, in which MBS is the seller acting as the legal agent for the Company. These agreements allow the buyers to sell back the portfolios for a price equal to the sales price less all prior residual payments received from the portfolios for up to twelve months after the purchase date. Additionally, any increase in the volume and residual growth of the portfolios would serve as cause for price negotiations above the original sales price. As of June 30, 2004, agreements totaling $85,000 have passed the twelve month period without being repurchased and, therefore, have been recorded as a sale of a book of business. The remaining agreements have been recorded as financing obligations in the financial statements at June 30, 2004.




         As of April 1, 2004 the Company completed an agreement with 2C Processor USA, LLC (2CP) to manage its business for the period April 1, 2004 through April 1, 2005 at a fee of $65,000 per month. In addition, any net profits of 2CP will be assigned to the Company in exchange for stock. For the six months ended June 30, 2004 there had been no assignable profits.

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

RESULTS OF OPERATIONS
----------------------

     The six months ended June 30, 2004 compared with the six months ended June 30, 2003.

         Revenues for the six months ended June 30, 2004 decreased to $4,963,226 from $6,780,179 for the six months ended June 30, 2003. The decrease of $1,817,000 27% is due primarily to the decreased revenues associated with credit card processing which resulted in an overall decrease in sales and the sale of certain e-commerce accounts and related billing software and host server.

         Cost of sales for the six months ended June 30, 2004 decreased to $4,233,652 from $5,147,265 for the six months ended June 30, 2003. The decrease of $913,000 18%, resulted primarily from lower sales volume off-set by increased processing fees.

         Selling and marketing expenses for the six months ended June 30, 2004 $6,541 remained about the same as the $4,624 for the six months ended June 30, 2003. The Company has held selling and marketing expenses down due to it being known in the market place.

         General and administrative expenses for the six months ended June 30, 2004 decreased to $881,857 from $1,509,205 for the six months ended June 30, 2003. The decrease of $627,000 41%, resulted primarily from a decrease of salaries and wages, occupancy costs, Chase clearing and other operating efficiencies realized through the consolidation of two offices into one and the outsourcing of jobs to contractors.

         Interest expense, net, for the six months ended June 30, 2004 was $46,469, as compared to $91,851 for the six months ended June 30, 2003. The decrease resulted primarily from the Company's continued reduction of debt.

         Other (Income) Expense, net of interest income and expense was ($552,608) for the six months ended June 30, 2004, as compared to $262,255 for the six months ended June 30, 2003. The increase in income of $814,863 resulted primarily from the forgiveness of debt income $754,884 and the sale of a book of business occurring in the first six months of June 30, 2004, as compared to the six months ended June 30, 2003.

         Net income for the six months ended June 30, 2004 was $347,315, as compared to a loss of ($235,021) for the six months ended June 30, 2003. The difference, a gain of $582,336 is due to the forgiveness of debt, the sale of a book of business and reduction of general and administrative expenses due to increased efficiency in operations, off-set by lower gross profit.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

         The Company had cash of $115,195 at June 30, 2004, as compared to cash of $28,393 at December 31, 2003.

         The Company had negative working capital at June 30, 2004. We believe that cash generated from operations will not be sufficient to fund the current and anticipated cash requirements. During the six months ended June 30, 2004 the Company sold off a book of business (e-commerce accounts and related billing software and host server) in order to pay down IRS claims against it and its previously held subsidiary Processing Source International, Inc. The Company is continuing its effors to settle accounts with other creditors.

ITEM 3.  CONTROLS AND PROCEDURES

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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of June 30, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. The Company believes these claims were settled by the June 26, 2002 Settlement and in any event, believes the sums due are substantially less than claimed. The Company continues to fight these actions vigorously. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and are scheduled to go to trial
         beginning on January        3,2005.Thepartiesarenegotiatingaglobal
         settlement of all of the consolidated cases.

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

         CIT COMMUNICATIONS CO. ("CIT") - CIT, an equipment lessor, claims that we defaulted on an equipment lease. A request for entry of default was submitted on 7/8/04. It is expected that a default judgment against the Company will be entered soon. The total amount of any potential judgment for the value of the equipment has been accrued.

         FOLEY HOAG - This is a claim against PSI by a Boston law firm which worked on the MerchantWarehouse.com case for fees it says remain unpaid. The firm is seeking $48,000 in principal, plus interest, fees and costs. The firm has advised the Company that it has filed suit in Massachusetts, but the Company has yet to be served.

         GLOBAL ATTORNEYS NETWORK CO. - This is an action filed on behalf of an equipment lessor on a defaulted lease. In April 2003 the matter was settled for $16,900. This amount has been accrued. No payments have been made.

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable. The Company has accrued $37,000 for this matter. Trial is scheduled to start August 30, 2004

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered, to the Company per that agreement. The Company denies both that it has breached the prior settlement agreement and that the plaintiffs are entitled to the relief they seek. Plaintiffs are not seeking monetary damages from the Company, though they are seeking court costs and attorney fees. This case has been consolidated with the case of Bentley v. Barber, et al
         (see below)and is scheduled for trial beginning on Jan   uary3,2005.The
         parties are negotiating a global settlement of all of the consolidated cases. .

         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants for breach of contract, breach of fiduciary duty, misappropriation of trade secret, recovery of personal property, imposition of a constructive trust, unfair competition in violation of Business and Profession Code Section 17200, conversion, unfair business practices, and usurpation of corporate opportunity. On several occasions, Plaintiff also sought provisional remedies with the Court, including multiple applications for preliminary injunction and the appointment of a receiver. To date, none of Plaintiff's requests for provisional relief have been granted. The parties are currently in negotiations to settle this claim and the other cases with which the Bentley case had been consolidated, including the Access Holdings matter and the Bentley Promissory Notes case, discussed above. In light of these negotiations, a stay of proceedings is in effect until August 27, 2004. Trial is currently scheduled for January 3, 2005. The Company has recorded no liability for the potential of an adverse outcome of the action.

ITEM 2.  CHANGES IN SECURITIES
     None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2004.

ITEM 5.  OTHER INFORMATION None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibit 31              CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT
                                    TO SECTION 302 OF THE SARBANES-OXLEY ACT

            Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                    SECTION 906 OF THE SARBANES-OXLEY ACT

         b. Reports on 8-K during the quarter:

            1. Item 5 filed 4/8/04
            2. Item 5 filed 5/28/04

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated:  August 17, 2004                   ACCESSPOINT CORPORATION

                                          By  /S/ WILLIAM R. BARBER
                                              ------------------------------
                                              William R. Barber,
                                              Chief Executive Officer, Chief
                                              Officer and President

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


      Signature                             Title                               Date
-----------------------        -----------------------------------        ----------------
/S/ GENE VALENTINE              Chairman of the Board of Directors         August 17, 2004
-----------------------
Gene Valentine

/S/ JOE BYERS                   Director                                   August 17, 2004
-----------------------
Joe Byers

/S/ MIKE SAVAGE                 Director                                   August 17, 2004
-----------------------
Mike Savage

/S/ WILLIAM R. BARBER           Director                                   August 17, 2004
-----------------------
William R. Barber

                                          16