Form 10QSB
period 2004-09-30
ACCESSPOINT CORP /NV/
filed 2004-11-22
CIK 1104174

                    U.S. SECURITIES AND EXCHANGE COMMISSION W
                              ASHINGTON, D.C. 20549
                                   FORM 10-QSB

             [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ended September 30, 2004
                                       OR
           [ ] TRANSITION REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                         Common Stock, $0.001 Par Value

The number of the Company's shares of Common Stock outstanding as of September 30, 2004 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                             Accesspoint Corporation
                          Form 10-QSB QUARTERLY Report
                 FOR THE FIRST QUARTER ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             ACCESSPOINT CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

Consolidated Balance Sheets                                                  4

Consolidated Statements of Operations                                        5

Consolidated Statements of Changes in Stockholders' Equity                   6

Consolidated Statements of Cash Flows                                        7

Notes to Consolidated Financial Statements                                  8-10


                                       ACCESSPOINT CORPORATION
                                   CONSOLIDATED BALANCE SHEETS

                                                                September 30,       December 31,
                                                                     2004              2003
                                                                -------------      -------------
                                                                 (unaudited)
                                     ASSETS
                                     ------
Current Assets
         Cash                                                   $         --       $     28,393
         Accounts receivable, net of allowance
           for doubtful accounts $0 and $80,000 for
           September 30, 2004 and December 31, 2003,
           respectively                                              273,276            446,870
         Prepaid expenses                                                 --             39,235
                                                                -------------      -------------
                  Total Current Assets                               273,276            514,498
                                                                -------------      -------------
Fixed Assets
         Furniture and equipment (net)                                    --             91,099
                                                                -------------      -------------
                  Total Fixed Assets                                      --             91,099
                                                                -------------      -------------
Other Assets
         Deferred financing costs (net)                              367,455            752,873
         Deposits                                                    200,730            285,108
                                                                -------------      -------------
                  Total Other Assets                                 568,185          1,037,981
                                                                -------------      -------------
         Total Assets                                           $    841,461       $  1,643,578
                                                                =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
         Accounts payable                                       $    788,934       $    939,851
         Bank Overdraft                                               19,563                 --
         Accrued payroll taxes and penalties                          17,371          1,328,138
         Accrued liabilities                                         965,855            504,014
         Merchant loss reserve                                         2,778              2,778
         Lines of credit                                           1,372,876          1,373,049
         Capitalized leases                                          524,824            577,638
         Notes payable                                               165,000            415,000
         Financing obligation                                        617,251                 --
           Related party payables                                    261,428                 --
                                                                -------------      -------------
         Total Current Liabilities                                 4,735,880          5,140,468
                                                                -------------      -------------
         Total Liabilities                                         4,735,880          5,140,468
                                                                -------------      -------------
Stockholders' Equity
         Preferred Stock, $.001 par value,
         5,000,000 shares authorized,
         1,055,600 shares issued and
         outstanding, respectively                                     1,056              1,056

         Common stock, $.001 par value,
         25,000,000 shares authorized,
         18,971,230 issued and
         outstanding, respectively                                    18,971             18,971

         Additional paid in capital                               14,619,197         15,119,197
         Accumulated (deficit)                                   (18,533,643)       (18,636,114)
                                                                -------------      -------------
         Total Stockholders' (Deficit)                            (3,894,419)        (3,496,890)
                                                                -------------      -------------
         Total liabilities and
         Stockholders' Equity                                   $    841,461       $  1,643,578
                                                                =============      =============

                             Refer to notes to the financial statements


                                                 ACCESSPOINT CORPORATION
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                          For the nine      For the nine        For the three      For the three
                                          months ended      months ended        months ended       months ended
                                          September 30,     September 30,       September 30,      September 30,
                                               2004               2003              2004               2003
                                          -------------      -------------      -------------      -------------
Sales, net                                $  6,966,383       $  9,987,193       $  2,003,157       $  3,207,014
Cost of sales                                5,968,609          7,681,761          1,734,957          2,534,496
                                          -------------      -------------      -------------      -------------
Gross profit                                   997,774          2,305,432            268,200            672,518

 Selling expenses                                7,557              9,687              1,016              5,063
 General and administrative expenses         1,244,428          2,109,788            362,571            600,583
                                          -------------      -------------      -------------      -------------
Income (loss) from operations                 (254,211)           185,957            (95,387)            66,872

Other (Income) Expense
 Sale of book of business                      (87,708)                --             (2,708)                --
 Forgiveness of debt                          (754,884)           (63,157)                --            (63,157)
 Interest income                               (11,370)            (7,189)                --             (4,693)
 Other (income) expense                         (1,007)            (1,842)            11,176             (1,842)
 Penalties                                      29,337              7,405                 --              2,095
 Amortization of deferred financing
 costs                                         385,418            385,418            128,473            128,472
 Lawsuit settlement                              5,000                 --              3,000                 --
 Interest expense                               78,532            207,940              9,517            113,593
                                          -------------      -------------      -------------      -------------
Total Other (Income) Expense                  (356,682)           528,575            149,458            174,469
                                          -------------      -------------      -------------      -------------

Income (loss) before income taxes              102,471           (342,618)          (244,845)          (107,597)
 Provision for income taxes                         --                 --                 --                 --
                                          -------------      -------------      -------------      -------------
Net income (loss)                         $    102,471       $   (342,618)      $   (244,845)      $   (107,597)
                                          =============      =============      =============      =============

Net income (loss) per share-
Basic                                     $       0.01       $      (0.01)      $      (0.01)      $      (0.00)
                                          =============      =============      =============      =============
Weighted average number of shares-
Basic                                       18,971,230         24,163,965         18,971,230         24,163,965
                                          =============      =============      =============      =============

                                       Refer to notes to the financial statements

                                                           5


                                                        ACCESSPOINT CORPORATION
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              COMMON STOCK
                                      -----------------------------
                                                                      Additional                                      Total
                                        Number of       Par value       Paid-in       Preferred       Retained      Stockholders'
                                         Shares          $0.001         Capital         Stock         (deficit)        Equity
                                      -------------   -------------   -------------  -------------  -------------   -------------
Balance at December 31, 2001            23,375,208    $     23,375    $ 14,418,900   $      1,056   $(11,738,947)   $  2,704,384

Stock issued various dates for cash
at $1.50 per share                         788,757             789         148,604             --             --         149,393

Conversion of notes payable                     --              --         546,500             --             --         546,500

Net loss                                        --              --              --             --     (6,846,552)     (6,846,552)
                                      -------------   -------------   -------------  -------------  -------------   -------------

Balance at December 31, 2002            24,163,965          24,164      15,114,004          1,056    (18,585,499)     (3,446,275)

Stock returned by shareholders
and cancelled                                                           (5,192,735)        (5,193)         5,193

Net loss                                        --              --              --             --        (50,615)        (50,615)
                                      -------------   -------------   -------------  -------------  -------------   -------------

Balance at December 31, 2003            18,971,230          18,971      15,119,197          1,056    (18,636,114)     (3,496,890)

Notes payable converted in 2001
included in lawsuit settlement                                            (500,000)                                     (500,000)

Net income                                                                                               102,471         102,471
                                      -------------   -------------   -------------  -------------  -------------   -------------

Balance at September 30, 2004           18,871,230    $     18,971    $ 14,619,197   $      1,056   $(18,533,643)   $ (3,894,419)
                                      =============   =============   =============  =============  =============   =============

                                            Refer to notes to the financial statements

                                                                 6


                                  ACCESSPOINT CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                              Nine months Ended
                                                              -----------------
                                                         Sept. 30,         Sept. 30,
                                                           2004              2003
                                                       ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                             $   102,471       ($  342,618)

Adjustments to reconcile net income (loss)
to net cash used or provided by
operating activities:
         Amortization                                      385,418           385,418
         Depreciation                                       50,844           159,685
         Changes in current assets and
         current liabilities:
         (Increase) decrease in receivables                173,594          (141,018)
         Decrease in other current assets                       --            65,117
         Increase in clearing account                           --          (109,744)
         Decrease in prepaid expenses                       39,235            (1,346)
         Decrease in deposits                               84,378            (5,000)
         Decrease in accounts payable and
            accrued expenses                              (189,077)         (123,363)
         Increase in bank overdraft                         19,563            14,179
         Decrease in accrued payroll taxes              (1,310,767)          (84,293)
         Increase in merchants loss reserve                     --                --
         Increase in accrued liabilities                        --                --
                                                       ------------      ------------
         Total adjustments                                (746,811)          159,635
                                                       ------------      ------------
         Net cash provided by (used) in
          operations                                      (644,340)         (182,983)
                                                       ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES
         Disposition of fixed assets                        40,255                --
         Reduction of portfolio                                              154,667
                                                       ------------      ------------
         Net cash provided by (used) in
          investing                                         40,255           154,667
                                                       ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Loans from related parties                        261,428                --
         Proceeds from financing obligation                617,251                --
         Payments on capital leases                        (52,814)           (3,249)
         Increase in (payments) on line of credit             (173)           (4,396)
         Decrease in notes payable                        (250,000)               --
                                                       ------------      ------------
         Net cash provided (used in)
         financing activities                              575,692            (7,645)
                                                       ------------      ------------
         Net change in cash                                (28,393)          (35,961)
                                                       ------------      ------------
         Cash at beginning of period                        28,393            35,961
                                                       ------------      ------------
         Cash at end of period                         $        --       $        --
                                                       ============      ============

NONCASH INVESTING AND FINANCING ACTIVITIES
         Conversion of paid-in capital to
            notes payable                              $  500,000        $        --

                        Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------
         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or any future period, due to seasonal and other factors. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2003. Subsequent to September 30, 2004 the Company had a wholly owned subsidiary Processing Source International, Inc. (PSI). During the past quarter PSI has been absorbed into the Company.

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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and have been settled as of August 30, 2004.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable. The Company has accrued $37,000 for this matter. Trial is scheduled to start August 30, 2004

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered to the Company per that agreement. This case has been consolidated with the case of Bentley v. Barber, et al (see below) and was settled on August 30, 2004.

                             ACCESSPOINT CORPORATION
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (CONTINUED)
              FOR THE NINE MONTHS ENDED SEPTEMBER 31, 2004 AND 2003

NOTE C - LITIGATION AND CONTINGENCIES (CONTINUED)
         ----------------------------------------

         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants. The parties have settled this lawsuit as of August 30, 2004. The settlement amount reached is for $750,000, discountable to $500,000 if the Company pays Bentleys in strict accordance to the following schedule: $250,000 paid from the Chase Merchant Services deposit and $5,000 monthly, beginning August 30, 2004 thru November 30, 2005 with a balloon payment of $170,000 due on December 30, 2005. The terms of the settlement include the dismissal of all lawsuits related to the Bentleys, recognition of the $500,000 in promissory notes payable to Bentleys previously converted in the June 26, 2002 settlement agreement (included in the $750,000 settlement amount), and in consideration for the forgiveness of the NIS line of credit due to Ameropa, the Bentleys agree to release any and all security, restrictions and limitations on their stock and cause the issuance of 52% of the Company's stock to Barber or his designate.

NOTE D - PAYROLL TAXES
         -------------

         The IRS had made formal demand of amounts due and unpaid for the period of January 1 - December 31, 2000, including interest and penalties, from the Company, and had appropriately filed tax liens against all assets of the Company. The Company filed requests for an "Offer in Compromise" for all amounts owed by the Company and its subsidiaries. During the nine months ended September 30, 2004 the Company made a settlement with the IRS for claims against the Company and its prior subsidiary Processing Source International (now merged with Accesspoint Corporation). (See Note E-Related Party Transactions)

NOTE E - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of September 30, 2004, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, partially owned by William R. Barber, President and Chief Executive Officer of the Company and currently a Director of the Company, is also an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel.

         During the nine months ended September 30, 2004, the Company settled outstanding IRS claims against the Company and its prior subsidiary Processing Source International. in the amount of approximately $1,311,000. The funds necessary to settle the claims were obtained in April when the Company concluded a funding agreement with MBS that called for the sale and exchange of certain e-commerce accounts and related billing software and host server, in exchange for $702,000. The agreement allows the Company to repurchase the assets with stock equal in value to the purchase price at the Company's discretion within the first twelve months.

NOTE F - GOING CONCERN
         -------------

         The accompanying financial statements, which have been prepared in conformity with Accounting principals generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has sustained significant recurring operating losses, has limited capital resources, and is involved in several pending lawsuits. Continuation of the Company as a going concern is contingent upon the ability of the Company to expand its operations, generate increased revenues, secure additional sources of financing and sell a portion of the merchant portfolio. However, there is no assurance that the Company will realize the necessary capital expansion.

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

RESULTS OF OPERATIONS
----------------------

     The nine months ended September 30, 2004 compared with the nine months ended September 30, 2003.

     Revenues for the nine months ended September 30, 2004 decreased to $6,966,383 from $9,987,193 for the nine months ended September 30, 2003. The decrease of $3,020,810 30% is due primarily to the decreased revenues associated with credit card processing which resulted in an overall decrease in sales and the sale of certain e-commerce accounts and related billing software and host server.

     Cost of sales for the nine months ended September 30, 2004 decreased to $5,968,609 from $7,681,761 for the nine months ended September 30, 2003. The decrease of $1,713,152 22%, resulted primarily from lower sales volume off-set by increased processing fees.

     Selling and marketing expenses for the nine months ended September 30, 2004 $7,557 remained about the same as the $9,687 for the nine months ended September 30, 2003. The Company has held selling and marketing expenses down due to it being known in the market place.

     General and administrative expenses for the nine months ended September 30, 2004 decreased to $1,244,378 from $2,109,788 for the nine months ended September 30, 2003. The decrease of $865,410 41% resulted primarily from a decrease of salaries and wages, occupancy costs, Chase clearing and other operating efficiencies realized through the consolidation of two offices into one and the outsourcing of jobs to contractors.

     Interest expense, net, for the nine months ended September 30, 2004 was $78,532, as compared to $207,940 for the nine months ended September 30, 2003. The decrease resulted primarily from the Company's continued reduction of debt.

     Other (Income) Expense, net of Interest expense was ($435,214) for the nine months ended September 30, 2004, as compared to $320,635 for the nine months ended September 30, 2003. The increase in income of $755,749 resulted primarily from the forgiveness of debt income $754,884 and the sale of a book of business occurring in the first nine months of September 30, 2004, as compared to the nine months ended September 30, 2003.

     Net income for the nine months ended September 30, 2004 was $102,471, as compared to a loss of ($342,618) for the nine months ended September 30, 2003. The difference, a gain of $445,089 is due to the forgiveness of debt, the sale of a book of business and reduction of general and administrative expenses due to increased efficiency in operations, off-set by lower gross profit.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     The Company had cash overdraft of $19,563 at September 30, 2004, as compared to cash of $28,393 at December 31, 2003.

     The Company had negative working capital at September 30, 2004. We believe that cash generated from operations will not be sufficient to fund the current and anticipated cash requirements. During the nine months ended September 30, 2004 the Company sold off a book of business (e-commerce accounts and related billing software and host server) in order to pay down IRS claims against it and its previously held subsidiary Processing Source International, Inc. The Company is continuing its efforts to settle accounts with other creditors.

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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

         BENTLEY PROMISSORY NOTES - Various family trusts related to James W. Bentley, a former Director of the Company, have filed three related actions seeking to collect in excess of $500,000 in promissory notes allegedly due. These cases have been consolidated with the case of Bentley v. Barber, et al (see below) and have been settled as of August 30, 2004.

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

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable. The Company has accrued $37,000 for this matter. Trial is scheduled to start August 30, 2004

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered, to the Company per that agreement. This case has been consolidated with the case of Bentley v. Barber, et al (see below)and was settled August 30, 2004.

         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants The parties have settled this lawsuit as of August 30, 2004. The settlement amount reached is for $750,000, discountable to $500,000 if the Company pays Bentleys in strict accordance to the following schedule: $250,000 paid from the Chase Merchant Services deposit and $5,000 monthly, beginning August 30, 2004 thru November 30, 2005 with a balloon payment of $170,000 due on December 30, 2005. The terms of the settlement include the dismissal of all lawsuits related to the Bentleys, recognition of the $500,000 in promissory notes payable to Bentleys previously converted in the June 26, 2002 settlement agreement (included in the $750,000 settlement amount), and in consideration for the forgiveness of the NIS line of credit due to Ameropa, the Bentleys agree to release any and all security, restrictions and limitations on their stock and cause the issuance of 52% of the Company's stock to Barber or his designate.

ITEM 2.           CHANGES IN SECURITIES
     None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2004.

ITEM 5.           OTHER INFORMATION
     None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibit 31       CERTIFICATION OF CHIEF EXECUTIVE
                                    OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT
                                    TO SECTION 302 OF THE SARBANES-OXLEY ACT

      Exhibit 32       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                    SECTION 906 OF THE SARBANES-OXLEY ACT

   b. Reports on 8-K during the quarter:
         1. Item 7.01 filed 8/30/04
         2. Item 8.01 filed 8/30/04

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 22, 2004                          ACCESSPOINT CORPORATION

                                              By  /S/ Gene Valentine
                                                  ------------------------------

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:


         Signature                           Title                              Date
---------------------------     -----------------------------------     -----------------------

/S/ GENE VALENTINE              Chairman of the Board of Directors         November 22, 2004
-----------------------
Gene Valentine

/S/ JOE BYERS                   Director                                   November 22, 2004
-----------------------
Joe Byers

/S/ MIKE SAVAGE                 Director                                   November 22, 2004
-----------------------
Mike Savage

                                Director                                   November 22, 2004
-----------------------

                                             17