Form 10KSB
period 2004-12-31
ACCESSPOINT CORP /NV/
filed 2005-04-15
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

      [X] ANNUAL REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                                 702-809 0206
          -------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


      Securities Registered Pursuant to Section 12(b) of the Exchange Act:

                                      None

      Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ]No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $8,461,090.

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 3, 2005 was $673,047 based upon the market price of the registrant's Common Stock of $0.05 as of March 3, 2005.

The number of the Company's shares of Common Stock outstanding as of December 31, 2004 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [ X ]

                             ACCESSPOINT CORPORATION
                            FORM 10-KSB ANNUAL REPORT
                 AS OF AND FOR THE YEAR ENDED DECEMBER 31, 2004
                                TABLE OF CONTENTS

Forward-Looking Statements                                                    3

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS                                             4
Item 2.   DESCRIPTION OF PROPERTIES                                           5
Item 3.   LEGAL PROCEEDINGS                                                   5
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 7

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS            7
Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           8
Item 7.   FINANCIAL STATEMENTS                                               11
Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE                           26

                                    PART III

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT       26
Item 10.  EXECUTIVE COMPENSATION                                             27
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS                                  28
Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     31

                                     PART IV

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   33
Item 14.  CONTROLS AND PROCEDURES                                            34

SIGNATURES                                                                   35

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

         A. GENERAL

         We were incorporated in Nevada on October 11, 1995. On March 19,1999 we merged with Yamahama's, Inc., a Nevada corporation. On April 12, 2000 we merged with J.S.J. Capital, III, Inc., a Nevada corporation. Reference to Company or Accesspoint Corporation ("we", "us" and "our") in this report refers to the historical Accesspoint Corporation.

         B. BUSINESS OVERVIEW

         Until February 2005 the Company's business consisted of processing electronic and credit card payments. In accordance with an agreement dated January 1, 2005 that took effect as of February 28, 2005, the Company sold its Merchant Portfolio, its remaining source of income, to Merchants Billing Services, Inc. for $1,563,584, the amount owed to Merchants Billing Services, Inc. and Amropa, Inc.

         Mr. Barber is the principal owner of Merchants Billing Services, Inc. and Ameropa, Inc. ("Ameropa"). Ameropa is a Bahamas corporation. Ameropa owned two Bermuda corporations, Internet Online Services, Inc. ("IOS") and Network Integrated Systems, Ltd. ("NIS"). Mr. Barber and two colleagues agreed to provide funding to Accesspoint. Although IOS and Ameropa advanced funds from time to time. The amount owed Merchants Billing Services, Inc. and Ameropa at December 31, 2004 was $1,563,584.

         During the year additional books of business had been sold in order to raise funds to pay off debt.

         The financial statements at December 31, 2004 reflect the discontinuance of the operations of the company as of February 2005.

         As of February 28, 2005 the Company has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a merger (a "Merger") with a corporation which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company now involves seeking a Merger Target. The Company has not yet selected or entered into any substantive discussions with any potential Merger Target and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth.

         The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 6, Plan of Operation." As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a Merger.

ITEM 2. DESCRIPTION OF PROPERTY

         We do not own any real property. As of December 31, 2004, the Company operated under an agreement with 2CProcessor USA, LLC (2CP) to manage its business for the period April 1, 2004 through April 1, 2005 at a fee of $65,000 per month. This agreement has been cancelled as of February 1, 2005

ITEM 3. LEGAL PROCEEDINGS

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of December 31, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a meeting of the stockholders December 7, 2004 the following items were submitted to a vote of security holders, through the solicitation of proxies or otherwise:

         1. Increase the number of shares of common stock from 25,000,000 to 50,000,000.
         2.       Increase the number of allowable directors from 5 to 7.
         3.       Approved the election of directors.
         4. Ratified the settlement agreement pertaining to the Bentley/Djokovich lawsuit.
         5. Ratified the actions of the Board of Directors through December 7, 2004.
         6.       Ratified the appointment of Auditors.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is quoted on the over-the-counter Pink sheet system
(PK) under the symbol "ASAP." The table below reflects the high and the low bid and ask quotations for each of our fiscal quarters for the last fiscal year. The prices reflect inter-dealer prices, without retail mark-up, markdown or commission and do not necessarily represent actual transactions.


                                      2004
                         -------------------------------
                          HIGH                      LOW
     ---------------------------------------------------

     1st Quarter         $ 0.29                   $ 0.05
     ---------------------------------------------------

     2nd Quarter         $ 0.30                   $ 0.17
     ---------------------------------------------------

     3rd Quarter         $ 0.16                   $ 0.09
     ---------------------------------------------------

     4th Quarter         $ 0.10                   $ 0.08
     ---------------------------------------------------


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
     ---------------------------------------------------


         A. NUMBER OF HOLDERS

         As of December 31, 2004, we had 1,287 common shareholders of record. On, December 31, 2004 the last reported sales price of our common stock on the Pink sheet was $0.08 per share.

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

         A.       PLAN OF OPERATION

         Until February 2005 the Company's business consisted of processing electronic and credit card payments. In accordance with an agreement dated January 1, 2005 that took effect as of February 28, 2005, the Company sold its Merchant Portfolio, its only source of income, to Merchants Billing Services, Inc. for $1,563,584, the amount owed to Merchants Billing Services, Inc. and Ameropa, Inc..

         As of February 28, 2005 the Company has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a merger (a "Merger") with a corporation which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company now involves seeking a Merger Target. The Company has not yet selected or entered into any substantive discussions with any potential Merger Target and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth.

         The discussion of results of discontinued operations should be read with the understanding that the Company as of February 28, 2005 is no longer in such business.

         B.       RESULTS OF DISCONTINUED OPERATIONS


         The net operating loss from discontinued operations $250,383 for the year ended December 31, 2004 compares to $73,158 loss for the year ended December 31, 2003. The continuation of losses at the net operations level made it impossible to pay down the debts that the Company incurred in the previous years.

         Interest expense, net, for the year ended December 31, 2004 was $137,000 as compared to $278,000 for the year ended December 31, 2003. The decrease of $142,000, or (51%), resulted primarily from the Company's continued reduction of indebtedness and borrowing costs.

         Other (Income) Expense, net of Interest expense was $(2,394,000) income for the year ended December 31, 2004, as compared to $(305,000) income for the year ended December 31, 2003. The difference of $2,089,000 was due basically to the forgiveness of payroll taxes accrued in prior years, the gain on sale of Merchant Portfolio and books in order to pay off debts of business, resulting in the discontinuance of the business.

         C.       Liquidity and Capital Resources

         The Company had cash in bank $6,277 at December 31, 2004, as compared to cash of $28,393 at December 31, 2003.

         The Company had negative working capital at December 31, 2004 and believed that cash generated from operations would not be sufficient to fund the current and anticipated cash requirements and the pay down of existing debts. The plans for the coming months included the sale of the merchant portfolio for the purpose of re-capitalizing the company and paying down debt that occurred in January and February 2005.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 7.                       FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report                                    12

Balance Sheets                                                  13

Statements of Operations                                        14

Statements of Cash Flow                                         15

Statement of Changes in Stockholders' Equity                    16

Notes to Financial Statements                                   17

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

Board of Directors and Stockholders
Accesspoint Corporation

We have audited the accompanying balance sheet of Accesspoint Corporation (a Nevada Corporation) as of December 31, 2004 and the related statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the consolidated balance sheet of Accesspoint Corporation and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Accesspoint Corporation as of December 31, 2004, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Accesspoint Corporation and Subsidiaries as of December 31, 2003 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principals generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note A, the Company sold off and discontinued its business in February 2005 and became A shell company with no operations and limited financial and other resources. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP

Irvine, California
March 23, 2005

                           ACCESSPOINT CORPORATION
                                BALANCE SHEETS

                                     ASSETS
                                     ------

                                                   December 31,     December 31,
                                                      2004             2003
                                                                  (consolidated)
                                                 -------------     -------------

Current Assets
         Cash                                    $      6,277      $     28,393
         Accounts receivable, net of
           allowance for doubtful accounts
           $0 and $80,000 at 2004 and 2003
           respectively                               155,978           446,870
         Prepaid expenses                                  --            39,235
                                                 -------------     -------------
                  Total Current Assets                162,255           514,498
                                                 -------------     -------------
Fixed Assets
         Furniture and equipment (net)                     --            91,099
                                                 -------------     -------------
                  Total Fixed Assets                       --            91.099
                                                 -------------     -------------
Other Assets
         Deferred financing costs (net)                    --           752,873
         Deposits                                     255,001           285,108
                                                 -------------     -------------
                  Total Other Assets                  255,001         1,037,981
                                                 -------------     -------------
         Total Assets                            $    417,256      $  1,643,578
                                                 =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
         Accounts payable                        $    581,047      $    939,851
         Accrued payroll taxes and penalties               --         1,328,138
         Accrued liabilities                          565,070          504,014
         Bentley lawsuit settlement                   480,000                --
         Merchant loss reserve                          2,778             2,778
         Lines of credit                                   --         1,373,049
         Capitalized leases                           500,074           577,638
         Notes payable                                165,000           415,000
         Related party notes and payables             113,545                --
                                                 -------------     -------------

         Total Current Liabilities                  2,407,514         5,140,468

         Total Liabilities                          2,407,514         5,140,468
                                                 -------------     -------------

Stockholders' Equity

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized,
         543,100 and 1,055,600 shares issued
         and outstanding at December 31, 2004
         and 2003, respectively                           543             1,056

         Common stock, $.001 par value,
         25,000,000 shares authorized,
         18,971,230 issued and
         outstanding at December 31,
         2004 and 2003, respectively                   18,971            18,971

         Additional paid in capital                14,619,710        15,119,197
         Accumulated (deficit)                    (16,629,482)      (18,636,114)
                                                 -------------     -------------
         Total Stockholders' (Deficit)             (1,990,258)       (3,496,890)
                                                 -------------     -------------
         Total liabilities and
         Stockholders' Equity                    $    417,256      $  1,643,578
                                                 =============     =============

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                             STATEMENTS OF OPERATIONS

                                                       For the Years Ended
                                                       -------------------
                                                  December 31,      December 31,
                                                      2004             2003
                                                                  (consolidated)
                                                 -------------     -------------

DISCONTINUED OPERATIONS
         Operating loss from discontinued
          operations                                 (250,383)          (73,158)
                                                 -------------     -------------

Other (income) expense from discontinued operations
         Sale of Merchant Portfolio                (1,563,584)               --
         Debt forgiveness                            (945,044)         (816,083)
         Sales of books of business                  (705,966)
         Interest income                              (11,662)          (19,386)
         Penalties                                      4,112            14,659
         Miscellaneous                                 36,971             2,040
         Litigation expense                            38,426                --
         Amortization of deferred financing
          costs                                       752,873           513,891
         Interest expense                             136,859           278,227
                                                 -------------     -------------

         Total Other (income) expense              (2,257,015)          (26,652)
                                                 -------------     -------------
         Income (loss) before income taxes          2,006,632           (46,506)

Provision for income taxes                                 --             4,109
                                                 -------------     -------------
         Net income (loss) from discontinued
           operations                            $  2,006,632           (50,615)
                                                 =============     =============
         Net income (loss) per share from
           discontinued operations
                  Basic                          $       0.11     $      (0.00)

         Weighted average number of shares
                  Basic                            18,971,230        20,786,413

                   Refer to notes to the financial statements

                           ACCESSPOINT CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                           Years Ended
                                                           -----------
                                                   December 31,     December 31.
                                                       2004             2003
                                                                  (consolidated)
                                                   ------------     ------------

CASH FLOWS FROM DISCONTINUED OPERATIONS
         Net income (loss) from discontinued
          operations                               $ 2,006,632     $  (50,615)

Adjustments to reconcile net loss to net cash
  used in discontinued operating activities:
         Forgiveness of debts and notes payable     (1,328,138)       (816,083)
         Sale of books of business                  (1,373,049)             --
         Amortization                                  752,873         513,891
         Depreciation                                   50,844         271,957
         Disposition of fixed assets                    40,255              --
         Decrease (increase) in receivables            290,892         (98,162)
         Decrease in other current assets                   --         157,172
         Decrease (increase) in prepaid expenses        39,235         (37,748)
         Increase in deposits                           30,108          (5,000)
         (Decrease) increase in accounts
           payable and accrued expenses               (297,749)          5,098
         Decrease in accrued payroll taxes                  --         (84,293)
                                                   ------------     ------------
         Total adjustments                          (1,794,729)        (93,168)
                                                   ------------     ------------
         Net cash contributed by (used in)
           discontinued operations                     211,903        (143,783)
                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES-DISCONTINUED OPERATIONS
         Reduction of portfolio                             --          154,667
         Acquisition of fixed assets                        --             (740)
                                                   ------------     ------------
         Net cash provided (used in) investing
           activities                                       --         (153,927)
                                                   ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES-DISCONTINUED OPERATIONS
         Payments on capital leases                    (77,564)         (26,000)
         Line of credit                                     --            8,288
         Loans and payables related parties            113,545               --
         Decrease in notes payable                    (250,000)              --
         Payments on settled lawsuit                   (20,000)              --
                                                   ------------     ------------
         Net cash provided by (used in)
           financing activities                       (234,019)         (17,713)
                                                   ------------     ------------
         Net change in cash                            (22,116)          (7,568)
                                                   ------------     ------------
         Cash at beginning of period                    28,393           35,961
                                                   ------------     ------------
         Cash at end of period                     $     6,277      $    28,393
                                                   ============     ============
Supplemental cash flow disclosures:
         Conversion of paid-in capital to
           notes payable                           $   500,000      $        --
         Forgiveness of accrued expenses           $   331,487      $   666,083
         Forgiveness of notes payable              $        --      $   150,000
         Forgiveness of account receivable         $   (89,735)     $        --
         Receission of preferred stock             $       513      $        --



                   Refer to notes to the financial statements

                                                ACCESSPOINT CORPORATION
                                           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                  -----------------------------------------------    Preferred
                                                                     Additional        Stock                            Total
                                    Number of        Par value         paid-in       1,055,600        Retained       Stockholders'
                                      shares          $0.001           capital     shares issued      (deficit)         equity
                                  -------------    -------------    -------------   -------------   -------------    -------------
Balance at December 31, 2001
  (consolidated)                    23,375,208     $     23,375     $ 14,418,900    $      1,056    $(11,738,947)    $  2,704,384

Stock issued various dates for
  cash at $1.50 per share              788,757              789          148,604              --              --          149,393

Conversion of notes payable                 --               --          546,500              --              --          546,500

Net loss                                    --               --               --              --      (6,846,552)      (6,846,552)
                                  -------------    -------------    -------------   -------------   -------------    -------------

Balance at December 31, 2002
  (consolidated)                    24,163,965           24,164       15,114,004           1,056     (18,585,499)      (3,446,275)

Stock returned by shareholders
  and cancelled                     (5,192,735)          (5,193)           5,193

Net loss                                    --               --               --              --         (50,615)         (50,615)
                                  -------------    -------------    -------------   -------------   -------------    -------------

Balance at December 31, 2003
  (consolidated)                    18,971,230     $     18,971     $ 15,119,197    $      1,056    $(18,636,114)    $ (3,496,890)

Notes payable converted in 2001
  Included in lawsuit settlement            --              --          (500,000)             --              --         (500,000)

Recission of 512,500 shares of
  preferred stock                           --              --               513            (513)             --               --

Net income                                  --              --                --              --       2,006,632        2,006,632
                                  -------------    -------------    -------------   -------------   -------------    -------------
Balance at December 31, 2004        18,971,230     $     18,971     $ 14,619,710    $        543    $(16,629,482)    $ (1,990,258)
                                  =============    =============    =============   =============   =============    =============

                                            Refer to notes to the financial statements

                                                                16

                             ACCESSPOINT CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

NOTE A - NATURE OF OPERATIONS
         --------------------

         Accesspoint Corporation (subsequently referred to as "Accesspoint", the "Company" or "We") was incorporated as Accesspoint Corporation in Nevada in 1995.

         Until February 2005 the Company's business consisted of processing electronic and credit card payments. In accordance with an agreement dated January 1, 2005 that took effect as of February 28, 2005, the Company sold its Merchant Portfolio, its remaining source of income, to Merchants Billing Services, Inc. for $1,563,584, the amount owed to Merchants Billing Services, Inc. and Ameropa, Inc.

         Mr. Barber is the principal owner of Merchants Billing Services, Inc. and Ameropa, Inc. ("Ameropa"). Ameropa is a Bahamas corporation. Ameropa owned two Bermuda corporations, Internet Online Services, Inc. ("IOS") and Network Integrated Systems, Ltd. ("NIS"). Mr. Barber and two colleagues agreed to provide funding to Accesspoint. Although IOS and Ameropa advanced funds from time to time. The amount owed Merchants Billing Services, Inc. and Ameropa at December 31, 2004 was $1,563,584.

         During the year additional books of business had been sold in order to raise funds to pay off debt.

         The financial statements at December 31, 2004 reflect the discontinuance of the operations of the company as of February 2005.

         As of February 28, 2005 the Company has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a merger (a "Merger") with a corporation, which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company now involves seeking a Merger Target. The Company has not yet selected or entered into any substantive discussions with any potential Merger Target and does not intend to limit potential candidates to any particular field or industry, but does retain the right to limit candidates, if it so chooses, to a particular field or industry. The Company may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth.

         The statement of operations has been prepared as though all operations had been discontinued as of December 31, 2004

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

                             ACCESSPOINT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

         Reserve for Merchant Credit Losses
         ----------------------------------

         The Company establishes reserves for merchant credit losses, which arise as a result of, among other things, cardholder dissatisfaction with merchandise quality or merchant services. Such disputes may not be resolved in the merchant's favor. In these cases, the transaction is "charged back" to the merchant and the purchase is refunded to the customer by the merchant. If the merchant is unable to grant a refund, the Company or, under limited circumstances, the Company and the processing bank, must bear the credit risk for the full amount of the transaction. The Company estimates its potential loss for chargebacks based primarily on historical experience. Obtaining collateral from merchants considered higher risk often mitigates the risk of loss. At December 31, 2004 and December 31, 2003, the Company had aggregate collateral classified as merchant loss reserves of $2,778.

                             ACCESSPOINT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

         Allowance for Doubtful Accounts
         -------------------------------

         The Company has not made any allowance for doubtful accounts at December 31, 2004 for trade receivables as all were collected in 2005. The Company had a reserve of $80,000 at December 31, 2003 that was utilized during 2004.

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

         The Company disposed of all of its fixed assets as of December 31, 2004.

         Leasehold Improvements
         ----------------------

         Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements. All leasehold improvements have been fully amortized as of December 31, 2004 and are no longer being utilized.

         Capital Leases
         --------------

         Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Depreciation is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

         The Company is no longer utilizing the related capitalized assets.

         Concentration of Credit Risk
         ----------------------------

         Concentration of credit risk with respect to trade accounts receivable is not diversified. As of December 31, 2004 100% of the trade receivables are from Chase Merchant Services, LLC. Since the Company has gone out of the credit card processing business such concentration of risk is no longer a factor.

                             ACCESSPOINT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

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

         Accounting Pronouncements
         -------------------------

         In December 2004 the FASB issued revised SFAS No. 123R, "Share-Based Payment". SFAS No. 123R sets accounting requirements for "share-based" compensation to employees and requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation. SFAS No. 123R is effective in interim or annual periods beginning after june 15, 2005. The Company will be required to adopt SFAS No. 123R in its third quarter of fiscal 2005 and currently discloses the effect on net (loss) income and (loss) earnings per share of the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". The Company is currently evaluating the impact of the adoption of SFAS 123R on its financial position and results of operations, including the valuation methods and support for the assumptions that underlie the valuation of the awards.

NOTE C - STOCK AND STOCK WARRANTS
         ------------------------

         The Company has two classes of capital stock: Preferred Stock and Common Stock. Holders of common stock are entitled to one vote for each share held. Preferred stock holders are not entitled to voting privileges and are convertible into Common Stock under certain circumstances on a share-for-share basis.

         At December 31, 2004, the Company has 25,000,000 common shares authorized and 18,971,230 shares issued and outstanding. The Company had 5,000,000 preferred shares authorized and 543,100 shares issued and outstanding.

         In addition, our Company had outstanding at December 31, 2004, warrants convertible into common shares at various prices ranging from $0.34 to $7.50, with expirations dates through November 2006.

                                 Weighted Average               Weighted Average
       Exercise Price Range           Amount  Contractual Life    Exercise Price
       --------------------        -----------------------        --------------
       $0.01 - $0.34                   80,000   21 months              $0.34
       $0.71 - $0.81                  312,223   46 months              $0.78
       $5.25 - $6.00                   90,000   23 months              $5.96

         Reconciliation of stock warrants from December 31, 2003 to December 31, 2004 is as follows:

Balance at December 31, 2002       482,223
Warrants expired or exercised            0
Warrants issued                          0
Balance at December 31, 2003       482,223
Warrants expired or exercised            0
Warrants issued                          0
Balance at December 31, 2004       482,223

NOTE D - LOSS PER SHARE
         --------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128" Earnings Per Share" which requires the Company to present basic and diluted net earnings, for all periods presented. The computation of loss per common share (basic and diluted)is based on the weighted average number of common shares outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

                           ACCESSPOINT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE E - FIXED ASSETS
         ------------

         During the year ended December 31, 2004 the Company disposed of all of its fixed assets that were old and obsolete:

                                                     December 31,   December 31,
                                                         2004           2003
                                                      ----------     ----------
             Office equipment                         $       0      $     740
             Computer hardware and software                   0        816,099
             Leasehold improvements                           0          2,064
                                                      ----------     ----------
                                                              0        818,903
             Accumulated depreciation and disposal            0      (727,804)
                                                      ----------     ----------
             Total                                    $       0      $  91,099
                                                      ==========     ==========

         For the years ended December 31, 2004 and 2003, our Company recorded depreciation of $50,844 and $271,957, respectively.

NOTE F - INCOME TAXES
         ------------

         The components of the deferred tax assets are as follows:

                                                   December 31,    December 31,
                                                       2004            2003
                                                  --------------  --------------
         Deferred tax assets:
             Net operating loss carry-forwards    $  4,663,000    $   6,249,000
             Valuation allowance                  $ (4,663,000)   $  (6,249,000)
                                                  --------------  --------------

         Net deferred tax assets                  $          --   $          --
                                                  ==============  ==============

         The Company had available approximately $11,706,000 of unused Federal and state net operating loss carry-forwards at December 31, 2004. that may be applied against future taxable income. These net operating loss carry-forwards begin to expire for Federal purposes in 2017. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004 and 2003, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                   December 31,    December 31,
                                                       2004            2003
                                                  -------------   -------------
         Statutory federal tax (benefit) rate          (34.0)%         (34.0)%
         Statutory state tax (benefit) rate            (5.83)%         (5.83)%
                                                  -------------   -------------
         Effective tax rate                           (39.83)%        (39.83)%
         Valuation allowance                           39.83 %         39.83 %
                                                  -------------   -------------
         Effective income tax rate                      0.00 %          0.00 %
                                                  =============   =============

                             ACCESSPOINT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE G - LITIGATION AND CONTINGENCIES
         ----------------------------

         The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities. Listed below are only those matters considered to be material to the Company by management and its counsel.

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of December 31, 2004 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

         CIT COMMUNICATIONS CO. ("CIT") - CIT, an equipment lessor, claims that we defaulted on an equipment lease. A request for entry of default was submitted on July 8, 2004. It is expected that a default judgment against the Company will be entered soon. The total amount of any potential judgment for the value of the equipment has been accrued.

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

         FOSTER TEPPER - This is an action recently brought by a former attorney for the Company for approximately $63,000 in legal fees, which are allegedly due and payable. The Company has accrued $37,000 for this matter. Trial was scheduled to start August 30, 2004

         ACCESS HOLDINGS LIMITED PARTNERSHIP - This is a lawsuit brought on behalf of two holders of Company stock who claim the Company has violated a prior settlement agreement and that they are therefore entitled to the return of approximately 4.1 million shares of Company stock, which they had previously surrendered to the Company per that agreement. This case has been consolidated with the case of Bentley v. Barber, et al (see below) and was settled on August 30, 2004.

                             ACCESSPOINT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE G - LITIGATION AND CONTINGENCIES (CONTINUED)


         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants. The parties have settled this lawsuit as of August 30, 2004. The settlement amount reached is for $750,000, discountable to $500,000 if the Company pays Bentleys in strict accordance to the following schedule: $250,000 paid from the Chase Merchant Services deposit and $5,000 monthly, beginning August 30, 2004 thru November 30, 2005 with a balloon payment of $170,000 due on December 30, 2005. The terms of the settlement include the dismissal of all lawsuits related to the Bentleys, recognition of the $500,000 in promissory notes payable to Bentleys previously converted in the June 26, 2002 settlement agreement (included in the $750,000 settlement amount), and in consideration for the forgiveness of the NIS line of credit due to Ameropa, the Bentleys agree to release any and all security, restrictions and limitations on their stock and cause the issuance of 52% of the Company's stock to Barber or his designate. Subsequent to year end, the Company is no longer current on these payments.

         ROYCAP - As of September 30, 2003 the Company was in default on its loan agreement with Roycap for repayment of a $450,000 loan, plus accrued interest, which was due on October 16, 2001. In June 2002, Roycap filed a formal suit on its claim. In the second quarter of 2002, the Company entered into a settlement agreement wherein it stipulated to entry of a $730,000 judgment. Subsequently, in March 2004, Roycap agreed to accept a lump sum payment of $250,000 and a promissory note for $50,000, payable in installments of $2,000 per month. The lump sum was paid, but the note is in default.

         MOCERI LEASING CO. - This is an action by an equipment lessor on a defaulted lease. In August 2003 the Company entered into a structured settlement agreement for a total payout of $30,000 payable in 20 installments through April of 2005. The Company is no longer current on these payments.

         BAS MULDER - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. During 2003 the Company entered into a structured settlement agreement calling for payments totaling $45,000 payable over 20 months and was making payments until October 2004. The amount owed as of December 31, 2004 is included in accrued liabilities.

         AMERICAN CAPITAL GROUP - This is an action by an equipment lessor on a defaulted lease. A judgment was filed against the Company on December 28, 2004 in the amount of $73,578, which is included in accrued liabilities at December 31, 2004. No payments have been made.

NOTE H - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company has entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests. As of December 31, 2004, the following related party relationships existed between the Company, its shareholders, officers and directors:

         MBS, majority owned by William R. Barber (previously an officer and director of the Company) has been an agent of the Company and sells the Company's products and services through its own network of subagents and sales personnel.

         During the year ended December 31, 2004, the Company settled outstanding IRS claims against the Company and its prior subsidiary Processing Source International in the amount of approximately $1,311,000. The funds necessary to settle the claims were obtained in April when the Company concluded a funding agreement with MBS that called for the sale and exchange of certain e-commerce accounts in exchange for $382,118. The agreement for the sale of e-commerce accounts for $382,118 allowed the Company to repurchase the assets with stock equal in value to the purchase price at the Company's discretion within the first twelve months. The sale had been recorded as a financing obligation at the time of the sale. Because the Company has no intention of repurchase the Company has recorded it as a sale as of December 31, 2004.

         During the year ended December 31, 2004, the Company sold miscellaneous merchant accounts to MBS in exchange for $15,133. The sale agreement allowed the Company to repurchase the assets at a 20% price premium. The sale had been recorded as a financing obligation on the financial statements at the time of the sale. Because the Company has no intention of repurchase the Company has recorded it as a sale as of December 31, 2004.

         The company has entered into several merchant portfolio sales agreements with unrelated third parties for a total sales price of $305,000, in which MBS is the seller acting as the legal agent for the Company. These agreements allowed the buyers to sell back the portfolios for a price equal to the sales price less all prior residual payments received from the portfolios for up to twelve months after the purchase date. Additionally, any increase in the volume and residual growth of the portfolios would serve as cause for price negotiations above the original sales price. The sale had been recorded as a financing obligation on the financial statements at the time of the sale. Because the Company has no intention of repurchase the Company has recorded it as a sale as of December 31, 2004.

         As of April 1, 2004 the Company completed an agreement with 2C Processor USA, LLC (2CP) to manage its business for the period April 1, 2004 through April 1, 2005 at a fee of $65,000 per month. This agreement has been rescinded as of February 1, 2005

                             ACCESSPOINT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003

NOTE I - GOING CONCERN
         -------------

         The accompanying financial statements, which have been prepared in conformity with Accounting principals generally accepted in the United States of America, contemplates the continuation of the Company as a going concern.

         The Company sold off and discontinued its business in February 2005 and became a shell company with no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans with respect to these conditions are to search for operating opportunities through business combinations or mergers. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.


NOTE J - COMMITMENTS
         -----------

         In October 2002, the Company entered into a Master Support Services Agreement ("Agreement") with Merchants Billing Services ("MBS"). This Agreement called for the payment of $180,000 per month for salaries, office space & utilities, travel & entertainment, telecommunications, professional services and a management fee, with a quarterly adjustment of the payment based on actual expenses for the preceding three months activity. The Agreement is for an initial period of one year. In March 2003, the Company received notification of MBS's intention to terminate the agreement effective June 30, 2003. The termination was subsequently amended to maintain MBS as the management over the Merchant Portfolio only, effective June 1, 2003. As of October 1, 2003, with the reduction in overhead costs, the Company amended the Agreement to reflect reimbursement at actual cost only. The disinterested members of the Board have accepted these amendments. There are no future minimum payments under the amended Agreement and the management fee has been discontinued. The Company paid MBS $55,000 and $55,000 for the years ended December 31, 2004 and 2003, respectively.

         Associated with the original Agreement was the assignment of that certain Agreement of Sublease ("Sublease") dated as of August 2002 between Veridian and the Company. Veridian and the landlord Carlsberg Properties, Inc agreed upon the assignment of the Sublease.

         Capital Leases - The Company leased certain machinery and equipment under agreements that were classified as capital leases. The cost of equipment under capital leases is included in the Balance Sheets as fixed assets at December 31, 2003; see Note E regarding related amounts. These assets have been disposed of as of December 31, 2004 but the Company has accrued liabilities related to these leases of $500,074 at December 31, 2004.

         Operating lease expense for the years ended December 31, 2004 and 2003 was $79,382 and $117,157, respectively.

NOTE K - DEFERRED FINANCING COSTS
         ------------------------

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

         The Company wrote off the remaining deferred financing cost since the line of credit associated with it has been extinguished. For the year ended December 31, 2004 and 2003 the Company recorded amortization expense of $752,863 and $513,891, respectively.

                             ACCESSPOINT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                           DECEMBER 31, 2004 AND 2003


Note L - DEBT
         -----

         At December 31, 2004 and 2003, the Company had notes payable outstanding in the aggregate amount of $165,000 and $415,000, respectively. Payable as follows:

                                                            2004       2003
                                                            ----       ----

Note payable to an individual, interest at 5% per
annum, due on demand                                       $ 115,000    $115,000

Note payable to a corporation $250,000 payable
On execution of the settlement agreement (March,
2004)and $50,000 due in monthly installments
beginning April 1, 2004                                       50,000     300,000
                                                           ---------   ---------
                                                          $  165,000  $ 415,000

             Current portion                              $  165,000  $ 415,000



Note M - EMPLOYEE STOCK OPTIONS AND BENEFIT PLANS
         -----------------------------------------

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

                                           Number of    Weighted Average
                                            Shares        Exercise Price
                                            ------        --------------
Outstanding at December 31, 2002            1,776,445        $.35
Granted                                             0           0
Exercised                                           0           0
Cancelled                                           0           0
Outstanding at December 31, 2003            1,776,445        $.35
Exercised                                           0           0
Cancelled                                           0           0
Outstanding at December 31, 2004            1,776,445        $.35


           Stock options exercisable at December 31, 2004:

           Range of            Number of            Weighted
           Exercise            Shares               Average
           Prices              Exercisable          Exercise Price
           ------              -----------          --------------
           $0.32-0.37          1,776,445            $    .35

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

None
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

A. DIRECTORS AND EXECUTIVE OFFICERS

         The following table and text sets forth the names and ages of all directors and executive officers of our Company and the key management personnel as of December 31, 2004. The Board of Directors of our Company is comprised of only one class. All of the directors will serve until the next annual meeting of stockholders, until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are appointed to serve until the first Board of Directors meeting following the annual meeting of stockholders. Except as otherwise noted, there are no family relationships among directors and executive officers. Also provided is a brief description of the business experience of each director and executive officer and the key management personnel during the past five years and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities laws.

                         DIRECTORS & EXECUTIVE OFFICERS

          NAME             AGE          POSITION
          ----             ---          --------
    Michael Savage         85           CEO, President, Director
    Joseph Byers           79           Director

         Mr. Michael Savage joined the Board in January 2003. Mr. Savage has been the founder of more than 15 successful companies, including Capital Reserve Corporation of Los Angeles. He has extensive business experience in equipment leasing, technology and the development of new marketplaces. Mr. Savage is expected to focus his energies on the acquisition of a new business. Mr. Savage is not a shareholder of Accesspoint.

         Mr. Joe Byers, Member of the Audit Committee, Member of the Compensation Committee. Mr. Byers joined the Board in January 2002. Mr. Byers has more than 40 years experience in the banking business and was most recently Senior Vice President of First National Bank based in Los Angeles. Mr. Byers Has focused his time and attention on developing additional processing platforms and financial relationships, but will now focus on acquisition of a new business. Mr. Byers is not a shareholder of Accesspoint.

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

         To our knowledge, based solely on review of the copies of such reports furnished to us, we believe that, during the year ended December 31, 2004, all of our officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information regarding compensation earned for our Company's fiscal year ended December 31, 2004, by our Chief Executive Officer and other covered persons:

                           SUMMARY COMPENSATION TABLE

                                                              Restricted
Name and Principal                Salary     Bonus    Other     Stock
    Position           Year         ($)       ($)      ($)    Award(s)($)
    --------           ----       ------     -----    -----   -----------

  Mike Savage          2004       $    0     $ 0      $ 0        $ 0
                       2003       $    0     $ 0      $ 0        $ 0



A. INDIVIDUAL EXECUTIVE COMPENSATION

         There were no options granted to the Named Executive Officers during the year 2004.

         There were no options exercised by the Named Executive Officers during 2004:

         There were no awards made to the Named Executive Officers by us of stock options under any Long-Term Incentive Plan during the year 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of December 31, 2004 with respect to (i) the beneficial ownership of our Common Stock by each beneficial owner of more than 5% of the outstanding shares of our Common Stock of our Company, each director, each executive officer and all executive officers and directors as a group, (ii) the number of shares of Common Stock owned by each such person and group and (iii) the percent of our Common Stock so owned. Share ownership is based upon 18,971,230 shares of common stock issued and outstanding on December 31, 2004.

 Name of Beneficial Owner               Address                 Shares held       Percentage
--------------------------- --------------------------------- ----------------- ---------------
Tom Djokovich               23332 Vista Carillo Laguna               3,605,257             19%
                            Niguel, Ca 92677

Access Holdings LP          26482 Valpariso, Mission Viejo,          1,905,037             10%
(2)                         Ca. 92677

Joseph Byers, Director      (1)                                              -

Michael Savage, Director CEO  (1)                                            -

All Directors and
Executive officers as a
group (4 persons)                                                            -

--------------
* less than 1%

1. The address 3030 S Valley View Blvd., Ste 190 Las Vegas, NV 89102

2. Benefiting James W. Bentley and Mary Ann Bentley and family.

         A. OUTSTANDING OPTIONS AND WARRANTS

         As of December 31, 2004, we had granted a total of 3,629,000 options under our 1999 Plan, of which 2,578,106 are outstanding as of December 31, 2004. Of the options outstanding, 1,776,445 qualified options were issued to employees to purchase shares of our Common Stock under our 1999 Plan. In addition to the options granted to employees, we had issued 792,286 qualified options, 9,375 non-qualified options and 482,223 warrants to consultants and non-employee Directors.

         B. COMPENSATION OF DIRECTORS

         We pay no compensation to our Directors.

         C. DESCRIPTION OF SECURITIES

         Our authorized capital stock as of December 31, 2004 consists of 55,000,000 shares divided into 50,000,000 shares of Common Stock, par value $0.001 per share and 5,000,000 shares of Preferred Stock, par value $0.001 per share. There were 18,971,230 Common Shares issued and outstanding as of December 31, 2004. There were 1,055,600 shares of Preferred Stock issued and outstanding as of December 31, 2004.

         Common Stock has equal voting rights and, when validly issued and outstanding are entitled to one vote per share in all matters to be voted upon by shareholders. The shares of Common Stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully-paid and non-assessable shares. Cumulative voting in the election of directors is not permitted, which means that the holders of a majority of the issued and outstanding shares of Common Stock represented at any meeting at which a quorum is present will be able to elect the entire Board of Directors if they so choose and, in such event, the holders of the remaining shares of Common Stock will not be able to elect any directors. In the event of liquidation of our Company, each shareholder is entitled to receive a proportionate share of our assets available for distribution to shareholders after the payment of liabilities and after distribution in full of preferential amounts, if any. All shares of our Common Stock issued and outstanding are fully-paid and non-assessable. Holders of the Common Stock are entitled to share pro rata in dividends and distributions with respect to the Common Stock, as may be declared by the Board of Directors out of funds legally available therefore.

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

         Mr. William R. Barber, (who is no longer an officer or director), was appointed as an officer and director in November 2002. The transactions described below occurred both before and after Mr. Barber commenced to serve as an officer and director.

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

         In accordance with an agreement dated January 1, 2005 that took effect as of February 28, 2005, the Company sold its Merchant Portfolio, its only source of income, to Merchants Billing Services, Inc. for $1,563,584 the amount owed to Merchants Billing Services, Inc. and Ameropa, Inc.

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

            31        CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      AND CHIEF FINANCIAL OFFICER PURSUANT
                      TO SECTION 302 OF THE SARBANES-OXLEY ACT

            32        CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                      AND CHIEF FINANCIAL OFFICER PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT

                      * Previously filed with the Commission

         (b) Reports on Form 8-K. A Form 8-K was filed December 14, 2004 Regarding the resignation of director (Other events)

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

         Audit Fees: During 2004 and 2003 the Company accrued or paid Mendoza Berger & Company LLP a total of $29,996 and $22,000 for professional services rendered in connection with performance of our independent audits for the years ending December 31, 2003 and 2002, respectively.

         All Other Fees: During 2004 and 2003 the Company paid Mendoza Berger & Company LLP a total of $14,635 and $32,923, respectively, for professional services rendered in connection with the reviews of Forms 10-QSB's filed quarterly.

Tax Fees:   The Company paid Mendoza Berger & Co. LLP $0 and $1,800 for tax related services for the years ended December 31, 2004 and 2003, respectively

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2005                         ACCESSPOINT CORPORATION

                                              By  /S/ MIKE SAVAGE
                                                  ------------------------------
                                              Mike Savage,
                                              Chief Executive Officer, President
                                              And Chief Financial Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                       Title                        Date
-------------------------   ----------------------------------   ---------------


/S/ JOE BYERS               Director                             April 14, 2005
-------------------------
Joe Byers

/S/ MIKE SAVAGE             Director                             April 14, 2005
-------------------------
Mike Savage