Form 10QSB
period 2005-03-31
ACCESSPOINT CORP /NV/
filed 2005-05-23
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ended MARCH 31, 2005

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

                         Common Stock, $0.001 Par Value

The number of the Company's shares of Common Stock outstanding as of March 31, 2005 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                             Accesspoint Corporation
                          Form 10-QSB QUARTERLY Report
                   FOR THE FIRST QUARTER ENDED MARCH 31, 2005
                                TABLE OF CONTENTS

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             ACCESSPOINT CORPORATION
                           (A DEVELOPMENT STAGE COMPANY)
                              FINANCIAL STATEMENTS
                                 MARCH 31, 2005

                                TABLE OF CONTENTS

Balance Sheets                                                 4

Statements of Operations                                       5

Statements of Cash Flows                                       6

Notes to Financial Statements                                  7-9

                             ACCESSPOINT CORPORATION
                                 BALANCE SHEETS
                                   (unaudited)


                                     ASSETS
                                     ------

                                                     March 31,      December 31,
                                                       2005             2004
                                                   -------------   -------------

Current Assets
         Cash                                      $     39,812    $      6,277
         Accounts receivable, net of allowance
           for doubtful accounts $19,574 and $0
           for March 31, 2005 and December 31,
           2004, respectively                            64,566         155,978
         Chase receivable                                 3,560              --
                                                   -------------   -------------

                  Total Current Assets                  107,938         162,255
                                                   -------------   -------------

Other Assets
         Note receivable - Merchant Billing
           Services                                     250,000              --
         Chase clearing account                          55,624              --
         Deposits                                            --         255,001
                                                   -------------   -------------

                  Total Other Assets                    305,624         255,001
                                                   -------------   -------------

         Total Assets                              $    413,562    $    417,256
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
         Accounts payable                          $    642,027    $    581,047
         Accrued liabilities                            524,820         565,070
         Bentley lawsuit settlement                     465,000         480,000
         Merchant loss reserve                            2,778           2,778
         Capitalized leases                             475,324         500,074
         Notes payable                                  165,000         165,000
         Related party notes and payables               205,795         113,545
                                                   -------------   -------------

         Total Current Liabilities                    2,480,744       2,407,514
                                                   -------------   -------------

Stockholders' Equity

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized, 543,600
         shares issued and outstanding at March 31,
         2005 and December 31, 2004, respectively           543             543

         Common stock, $.001 par value, 25,000,000
         shares authorized, 18,971,230 issued and
         outstanding at March 31, 2005 and December
         31, 2004, respectively                          18,971          18,971

         Additional paid in capital                  14,619,710      14,619,710
         Accumulated (deficit)                      (16,706,406)    (16,629,482)
                                                   -------------   -------------

         Total Stockholders' (Deficit)               (2,067,182)     (1,990,258)
                                                   -------------   -------------

         Total liabilities and
         Stockholders' Equity                      $    413,562    $    417,256
                                                   =============   =============

                   Refer to notes to the financial statements


                             ACCESSPOINT CORPORATION
                             STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                              Three Months Ended
                                                      -------------------------------
                                                        March 31,           March 31,
                                                          2005                2004
Income from discontinued operations:
Sales, net                                            $    521,276       $  2,675,779
Cost of Sales                                              392,037          1,966,561
                                                      -------------      -------------
    Gross Profit                                           129,239            709,218

Management Fees                                             66,500                 --
Marketing expense                                            3,185                 --
Selling Expenses                                                --              5,961
General and administrative expenses                        136,552            352,007
                                                      -------------      -------------

    Income ( loss ) from discontinued operations           (76,998)           351,250
                                                      -------------      -------------

Other ( Income ) Expense :
    Forgiveness of debt                                         --           (436,032)
    Interest income                                            (75)            (7,549)
    Penalties                                                   --             27,603
    Amortization of deferred financing costs                    --            128,473
    Miscellaneous expense                                       --             45,000
    Bad Debt                                                    --                 --
    Interest expense                                            --             61,895
                                                      -------------      -------------

    Total other ( Income ) expense                             (75)          (180,610)
                                                      -------------      -------------

    Income ( Loss ) before income taxes                    (76,923)           531,860
Provision for income taxes                                      --                 --
                                                      -------------      -------------

    Net income ( Loss ) from discontinued
         operations                                   $    (76,923)      $    531,860
                                                      =============      =============


    Net income ( loss ) per share from
        discontinued operations - Basic and
        diluted                                       $      (0.00)      $       0.03
                                                      =============      =============

    Weighted average number of shares
        Basic and diluted                               18,971,230         18,971,230
                                                      =============      =============

                    Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Three Months Ended
                                                     ------------------
                                                    March 31,      March 31,
                                                     2005             2004
                                                   ---------       ---------

CASH FLOWS FROM DISCONTINUED OPERATIONS,
         Net (loss) income                         $ (76,923)      $ 531,860

Adjustments to reconcile net income (loss) to net
cash used or provided by operating activities:
         Amortization                                     --         128,473
         Depreciation                                     --          19,036
Changes in assets and liabilities:
         Decrease (increase) in receivables           87,852        (127,955)
         Increase in other current assets                 --          (4,555)
         Increase in clearing account                (55,624)        (26,996)
         Decrease (increase) in prepaid expenses       5,001         (19,242)
         (Decrease) increase in accounts
           payable and accrued expenses               20,729        (140,943)
         Decrease in accrued payroll taxes                --        (424,634)
         Increase in bank overdraft                       --          46,138
                                                   ---------       ---------

         Total adjustments                            57,958        (550,678)
                                                   ---------       ---------
         Net cash provided by (used) in
          discontinued operations                    (18,965)        (18,818)
                                                   ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on capital leases                  (24,750)         (7,270)
         Payments on line of credit                       --         (17,438)
         Increase in notes payable                        --          15,133
         Payment on settled lawsuit                  (15,000)             --
         Loans from related parties                   92,250              --
                                                   ---------       ---------
         Net cash used in financing
          activities                                 (52,500)         (9,575)
                                                   ---------       ---------

         Net change in cash                           33,535         (28,393)
                                                   ---------       ---------

         Cash at beginning of period                   6,277          28,393
                                                   ---------       ---------
         Cash at end of period                     $  39,812       $      --
                                                   =========       =========

                   Refer to notes to the financial statements

                             ACCESSPOINT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

NOTE A - NATURE OF OPERATIONS
         --------------------

         Accesspoint Corporation (subsequently referred to as "Accesspoint", the "Company" or "We") was incorporated as Accesspoint Corporation in Nevada in 1995.

         Until February 2005 the Company's business consisted of processing electronic and credit card payments. In accordance with an agreement dated January 1, 2005 that took effect as of February 28, 2005, the Company sold its Merchant Portfolio, its remaining source of income, to Merchants Billing Services, Inc. for $1,564,000, the amount owed to Merchants Billing Services, Inc. and Ameropa, Inc.

         Mr. Barber is the principal owner of Merchants Billing Services, Inc. and Ameropa, Inc. ("Ameropa"). Ameropa is a Bahamas corporation. Ameropa owned two Bermuda corporations, Internet Online Services, Inc. ("IOS") and Network Integrated Systems, Ltd. ("NIS"). Mr. Barber and two colleagues agreed to provide funding to Accesspoint. Although IOS and Ameropa advanced funds from time to time. The amount owed Merchants Billing Services, Inc. and Ameropa at December 31, 2004 was $1,564,000. In addition, the Company loaned Merchant Billing Services $250,000. The loan is non-interest bearing and due on demand.

         During the year 2004 additional books of business had been sold in order to raise funds to pay off debt.

         Since December 31, 2004 the Company is effectively in a "wind down" mode of operations. The accompanying financials statements reflect that all revenues and expenses are now from discontinued operations. Eventually, after completing the wind down of operations, the Board of Directors will begin the process of looking for possible merger or acquisition opportunities. At that time, the Company will be accounted for as being a development stage company.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------

         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.


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

         Management's plans with respect to these conditions are to search for operating opportunities through business combinations or mergers. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financials statements have been presented under the assumption that the Company will continue as a going concern.

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

         MOCERI LEASING CO. - this is an action by an equipment lessor on a defaulted lease. In August 2003, the Company entered into a structured settlement agreement for a total payout of $30,000 payable in 20 installments through April of 2005. The Company is no longer current on these payments.

         BAS MULDER - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. During 2003, the Company entered into a structured settlement agreement calling for the payments totaling $45,000 payable over 20 months and was making payments until October 2004. The amount owed as of December 31, 2004 is included in accrued liabilities.

         AMERICAN CAPITAL GROUP - This is an action by an equipment lessor on a defaulted lease. A judgment was filed against the Company on December 28, 2004 in the amount of $73,578, which is included in accrued liabilities at December 31, 2004. No payments have been made.

         The company has ceased accruing interest expense on its litigation settlements since there is significant doubt as to whether the Company will ever pay such interest. Such amounts will only be included when such payments become measurable and payment becomes probable. Total unrecorded interest expense at March 31, 2005 was approximately $14,000.


NOTE E - RELATED PARTY TRANSACTIONS
         --------------------------

         The Company have in the past entered into a number of relationships that fit the definition provided by Statement of Financial Accounting Standards No. 57, "Related Party Disclosures". An entity that can control or significantly influence the management or operating policies of another entity to the extent one of the entities may be prevented from pursuing its own interests.

         However as of March 31, 2005, there were no related party relationships existing between the Company, its shareholders, officers and directors except for loans from related party shareholders and a receivable of $250,000 due to Accesspoint from Merchants Billing Services, as part of the merchant portfolio sale transaction.


NOTE F - CAPITAL STOCK
         -------------

         The Board of Directors approved an increase in the number of authorized shares of the Company's $0.001 par value common stock from 25,000,000 shares to 50,000,000 shares. The articles of incorporation have not yet been changed to reflect this increase in authorized shares.

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

RESULTS OF OPERATIONS
---------------------

         The Company's business is currently winding down its operations which consists of processing electronic and credit card payments. In accordance with an agreement dated January 1, 2005 and amended February 28, 2005 the Company sold its Merchant Portfolio, its only remaining source of income, to Merchants Billing Services, Inc. for $1,500,000, which is the amount owed to Merchants Billing Services, Inc. and Ameropa, Inc.

         As stated in Note A to the financial statements, the Company is currently in a "wind down" mode of operations. The financial statements reflect that all income and expense incurred since December 31, 2004 is from discontinued operations. The Board of Directors has not yet decided on a future course of action for the Company. Eventually the Board of Directors will begin the process of looking for a possible merger or acquisition target. When this process begins, the Company will then be accounted for as being in a development stage.


A. RESULTS OF DISCONTINUED OPERATIONS

         There were no revenues from continuing operations. Discontinued operations consists of $521,276 in revenues, $392,037 in cost of sales, $66,500 in management fees, $3,185 in marketing fees, and $136,552 in general expenses.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

         The Company had $39,812 at March 31, 2005, as compared to cash of $6,277 at December 31, 2004.

         The Company had negative working capital at March 31, 2005. The Company will be entirely dependent upon its limited available financial resources to implement its business objectives. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan. In the event that the Company's limited financial resources prove to be insufficient to implement the Company's business plan , the Company may be required to seek additional financing.

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

         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants. The parties have settled this lawsuit as of August 30, 2004. The settlement amount reached is for $750,000, discountable to $500,000 if the Company pays Bentleys in strict accordance to the following schedule: $250,000 paid from the Chase Merchant Services deposit and $5,000 monthly, beginning August 30, 2004 thru November 30, 2005 with a balloon payment of $170,000 due on December 30, 2005. The terms of the settlement include the dismissal of all lawsuits related to the Bentleys, recognition of the $500,000 in promissory notes payable to Bentleys previously converted in the June 26, 2002 settlement agreement (included in the $750,000 settlement amount), and in consideration for the forgiveness of the NIS line of credit due to Ameropa, the Bentleys agree to release any and all security, restrictions and limitations on their stock and cause the issuance of 52% of the Company's stock to Barber or his designate


ITEM 2.           CHANGES IN SECURITIES

     None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended March 31, 2005.

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

     Exhibit No.  Description
     ----------------------------------
     21.00        *List of Subsidiaries

     * Incorporated by reference from the exhibit to the Annual Report on Form 10-KSB filed by us on April 16, 2001

    Exhibit 31       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT
                                    TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                    SECTION 906 OF THE SARBANES-OXLEY ACT

    b. Reports on Form 8-K. Report dated February 4, 2005 Other events. Reporting results of shareholders' meeting Dec. 7, 2004.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 18, 2005                         ACCESSPOINT CORPORATION

                                            By  /S/ MIKE SAVAGE
                                                ------------------------------
                                            Mike Savage,
                                            Chief Executive Officer, President
                                            And Chief Financial Officer




         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                       Title                        Date
-------------------------   ----------------------------------   ---------------


/S/ JOE BYERS               Director                             May 18, 2005
-------------------------
Joe Byers

/S/ MIKE SAVAGE             Director                             May 18, 2005
-------------------------
Mike Savage