Form 10QSB
period 2005-06-30
ACCESSPOINT CORP /NV/
filed 2005-08-12
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ended June 30, 2005

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

                         Common Stock, $0.001 Par Value

The number of the Company's shares of Common Stock outstanding as of June 30, 2005 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                             Accesspoint Corporation
                          Form 10-QSB QUARTERLY Report
                FOR THE SIX MONTHS AND QUARTER ENDED JUNE 30, 2005
                                TABLE OF CONTENTS

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             ACCESSPOINT CORPORATION
               (A DEVELOPMENT STAGE COMPANY AS OF APRIL 1, 2005)
                              FINANCIAL STATEMENTS
                                 JUNE 30, 2005

                                TABLE OF CONTENTS

Balance Sheets                                                 4

Statements of Operations                                       5

Statements of Cash Flows                                       6

Notes to Financial Statements                                  7-9

                             ACCESSPOINT CORPORATION
                 (A DEVELOMENT STAGE COMPANY AS OF APRIL 1, 2005)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                     ------

                                                     JUNE 30,      December 31,
                                                       2005             2004
                                                   -------------   -------------

Current Assets
         Cash                                      $     16,243    $      6,277
         Accounts receivable, net of allowance
           for doubtful accounts $0 December 31,
           2004                                              --         155,978
                                                   -------------   -------------

                  Total Current Assets                   16,243         162,255
                                                   -------------   -------------

Other Assets
         Note receivable - Merchant Billing
           Services                                     250,000              --
         Deposits                                            --         255,001
                                                   -------------   -------------

         Total Assets                              $    266,243    $    417,256
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
         Accounts payable                          $    658,286    $    581,047
         Accrued liabilities                            565,070         565,070
         Bentley lawsuit settlement                     480,000         480,000
         Merchant loss reserve                            2,778           2,778
         Capitalized leases                             516,574         500,074
         Notes payable                                  165,000         165,000
         Related party notes and payables                93,174         113,545
                                                   -------------   -------------

         Total Current Liabilities                    2,480,882       2,407,514
                                                   -------------   -------------

Stockholders' Equity

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized, 543,600
         shares issued and outstanding at June 30,
         2005 and December 31, 2004, respectively           543             543

         Common stock, $.001 par value, 50,000,000
         shares authorized, 18,971,230 issued and
         outstanding at June 30, 2005 and December
         31, 2004, respectively                          18,971          18,971

         Additional paid in capital                  14,619,710      14,619,710
         Accumulated (deficit) from discontinued
           operations                               (16,706,405)    (16,629,482)
         Deficit accumulated during development
           stage                                       (147,458)             --
                                                   -------------   -------------

         Total Stockholders' (Deficit)               (2,214,639)     (1,990,258)
                                                   -------------   -------------

         Total liabilities and
         Stockholders' Equity                      $    266,243    $    417,256
                                                   =============   =============

                   Refer to notes to the financial statements


                                                      ACCESSPOINT CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY AS OF APRIL 1, 2005)
                                                      STATEMENT OF OPERATIONS
                                                           (UNAUDITED)

                                                                                                                    Cumulative
                                                                                                                     from April
                                              Six months         Six months      Three months      Three months      1, 2005 to
                                              ended June         ended June       ended June        ended June        June 30,
                                               30, 2005           30, 2004         30, 2005          30, 2004           2005
                                             -------------     -------------    -------------     -------------     -------------

  General and administrative expenses        $    162,173      $         --     $    162,173      $         --      $    162,173
                                             -------------     -------------    -------------     -------------     -------------

  Loss before income tax                         (162,173)               --         (162,173)               --          (162,173)

  Other (income) expenses
  Miscellaneous income                            (14,790)               --          (14,790)               --           (14,790)
  Interest expense                                     75                --               75                --                75
  Provision for income taxes                           --                --               --                --                --

                                             -------------     -------------    -------------     -------------     -------------
  Net loss from operations                       (147,458)               --         (147,458)               --          (147,458)
                                                                                                                    =============

  Income (loss) from discontinued
    operations                                    (76,923)         347,315               --          (184,545)
                                             -------------    -------------     -------------     -------------

  Net income (loss)                          $   (224,381)    $    347,315      $    (147,458)    $   (184,545)
                                             =============    =============     =============     =============

Net income (loss) per share                  $      (0.01)    $       0.02      $      (0.01)     $      (0.01)
                                             =============    =============     =============     =============

Weighted average number of shares              18,971,230        18,971,230       18,971,230        18,971,230
                                             =============    =============     =============     =============


                                             Refer to notes to the financial statements



                                            ACCESSPOINT CORPORATION
                                (A DEVELOPMENT STAGE COMPANY AS OF APRIL 1, 2005))
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                            Six months      Six months   Cumulative from
                                                            ended June      ended June   April 1, 2005 to
                                                             30, 2005        30, 2004     June 30, 2005
                                                            ----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                           $(224,381)      $ 347,315      $(147,458)
Deduct: (loss) income from discontinued operations            (76,923)        347,315             --
  Net loss                                                   (147,458)             --       (147,458)

Adjustments to reconcile net loss to net cash
used or provided by operating activities of
continuing operations:
  Decrease in receivables                                      68,126              --         68,126
  Increase in clearing account                                 (2,101)             --         (2,101)
  Decrease in deposits                                         57,726              --         57,726
  Increase in accounts payable and
    accrued expenses                                           72,509              --         72,509
                                                            ----------      ----------     ----------

Total adjustments                                             196,260              --        196,260
                                                            ----------      ----------     ----------

Net cash provided by continuing operations                     48,802              --         48,802

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING
OPERATIONS

  Repayment of loans to related parties                       (72,371)             --        (72,371)
                                                            ----------      ----------     ----------
Net cash used in financing activities of continuing
  operations                                                  (72,371)             --        (72,371)

Net cash provided by discontinued operations                   33,535          86,802             --

Net change in cash                                              9,966              --        (23,569)

Cash at the beginning of the period                             6,277          28,393         39,812
                                                            ----------      ----------     ----------

Cash at the end of the period                               $  16,243       $ 115,195      $  16,243
                                                            ==========      ==========     ==========


                                  Refer to notes to the financial statements

                                                      6

                             ACCESSPOINT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE THREE MONTHS ENDED June 30, 2005 AND 2004

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

         Between December 31, 2004 and March 31, 2005 the Company effectively "wound down" their mode of operations. The accompanying financials statements reflect the Company's continuation as a Development Stage Company. Prior period discontinued operations are presented as additional losses or income below continued operations. The Board of Directors has begun the process of looking for possible merger or acquisition opportunities.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------

         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.


NOTE C - GOING CONCERN
         -------------

         The accompanying financial statements, which have been prepared in conformity with Accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern.

         The Company sold off and discontinued its business in February 2005 and became a shell company as of April 1, 2005 with no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern.

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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of June 30, 2005 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants. The parties have settled this lawsuit as of August 30, 2004. The settlement amount reached is for $750,000, discountable to $500,000 if the Company pays Bentleys in strict accordance to the following schedule: $5,000 monthly, beginning August 30, 2004 thru November 30, 2005 with a balloon payment of $480,000 due on December 30, 2005. The terms of the settlement include the dismissal of all lawsuits related to the Bentleys, recognition of the $500,000 in promissory notes payable to Bentleys previously converted in the June 26, 2002 settlement agreement (included in the $750,000 settlement amount), and in consideration for the forgiveness of the NIS line of credit due to Ameropa, the Bentleys agree to release any and all security, restrictions and limitations on their stock and cause the issuance of 52% of the Company's stock to Barber or his designate. The Company made the first four payments through November 2004, but is now in default.

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

         BAS MULDER - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. During 2003, the Company entered into a structured settlement agreement calling for the payments totaling $45,000 payable over 20 months and was making payments until October 2004. The amount owed as of June 30, 2005 is included in accrued liabilities.

         AMERICAN CAPITAL GROUP - This is an action by an equipment lessor on a defaulted lease. A judgment was filed against the Company on December 28, 2004 in the amount of $73,578, which is included in accrued liabilities at December 31, 2004. No payments have been made.

         The company has ceased accruing interest expense on its litigation settlements since there is significant doubt as to whether the Company will ever pay such interest. Such amounts will only be included when such payments become measurable and payment becomes probable. Total unrecorded interest expense at June 30, 2005 was approximately $28,000.


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

         However as of June 30, 2005, there were no related party relationships existing between the Company, its shareholders, officers and directors except for loans from related party shareholders and a receivable of $250,000 due to Accesspoint from Merchants Billing Services, as part of the merchant portfolio sale transaction.


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

RESULTS OF OPERATIONS
---------------------

         Between December 31, 2004 and March 31, 2005 the Company effectively "wound down" their mode of operations. The accompanying financials statements reflect the Company's continuation as a Development Stage Company. Prior period discontinued operations are presented as additional losses or income below continued operations.

         The Board of Directors has begun the process of looking for possible merger or acquisition opportunities.

         In accordance with an agreement dated January 1, 2005 and amended February 28, 2005 the Company sold its Merchant Portfolio, its only remaining source of income, to Merchants Billing Services, Inc. for approximately $1,500,000, which was the amount owed to Merchants Billing Services, Inc. and Ameropa, Inc.




RESULTS OF OPERATIONS

         Since the Company became a development stage company at April 1, 2005 there were no revenues from continuing operations.

         The Company will continue to have expenses in connection with the disposition of liabilities and its efforts to acquire a new business.

         Our expenses for initial three months of being a development stage company were as follows:


        Rent                                                    $        57,652
        Auditing and accounting                                          25,233
        Legal                                                             5,218
        Receivables and deposits written off                             61,285
        Other                                                             2,531
        Retailer commissions                                             10,254
                                                                ----------------

        Total expenses                                          $       162,173
                                                                ================

         The Company has a lease on office space that it has not been able to cancel. It has accrued approximately $228,000 as lease payable at June 30, 2005.The Company continues to incur auditing and legal fees in connection with required filings and the settlement of law suits against the Company. A small amount of residuals continue to be collected. These residuals should not continue for very long. The Company wrote off expired deposits and receivables determined un-collectible.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

         The Company had cash of $16,243 at June 30, 2005, as compared to cash of $6,277 at December 31, 2004.

         The Company had negative working capital at June 30, 2005. The Company will be entirely dependent upon its limited available financial resources to implement its business objectives. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan.

ITEM 3. CONTROLS AND PROCEDURES.

         Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of June 30, 2005 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

         BENTLEY V. WILLIAM R. BARBER, ET AL. - On March 22, 2002, James Bentley ("Plaintiff"), a shareholder of the Company, filed a shareholder derivative lawsuit against the Company and several individual defendants. The parties have settled this lawsuit as of August 30, 2004. The settlement amount reached is for $750,000, discountable to $500,000 if the Company pays Bentleys in strict accordance to the following schedule: $5,000 monthly, beginning August 30, 2004 thru November 30, 2005 with a balloon payment of $420,000 due on December 30, 2005. The terms of the settlement include the dismissal of all lawsuits related to the Bentleys, recognition of the $500,000 in promissory notes payable to Bentleys previously converted in the June 26, 2002 settlement agreement (included in the $750,000 settlement amount), and in consideration for the forgiveness of the NIS line of credit due to Ameropa, the Bentleys agree to release any and all security, restrictions and limitations on their stock and cause the issuance of 52% of the Company's stock to Barber or his designate. The Company made the first four payments through November 2004, but is now in default.



ITEM 2.           CHANGES IN SECURITIES

     None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2005.

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

Dated: August 8, 2005                       ACCESSPOINT CORPORATION

                                            By  /S/ MIKE SAVAGE
                                                ------------------------------
                                            Mike Savage,
                                            Chief Executive Officer, President
                                            And Chief Financial Officer




         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                       Title                        Date
-------------------------   ----------------------------------   ---------------


/S/ JOE BYERS               Director                             August 8, 2005
-------------------------
Joe Byers

/S/ MIKE SAVAGE             Director                             August 8, 2005
-------------------------
Mike Savage