Form 10QSB
period 2005-09-30
ACCESSPOINT CORP /NV/
filed 2005-11-10
CIK 1104174

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PUSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the QUARTERLY PERIOD ended September 30, 2005

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

                         Common Stock, $0.001 Par Value

The number of the Company's shares of Common Stock outstanding as of September 30, 2005 was 18,971,230.

Transitional Small Business Disclosure Format (check one):  Yes [   ]   No [ X ]

                             Accesspoint Corporation
                          Form 10-QSB QUARTERLY Report
                FOR THE NINE MONTHS AND QUARTER ENDED SEPTEMBER 30, 2005
                                TABLE OF CONTENTS

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                             ACCESSPOINT CORPORATION
               (A DEVELOPMENT STAGE COMPANY AS OF APRIL 1, 2005)
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

                             ACCESSPOINT CORPORATION
                 (A DEVELOMENT STAGE COMPANY AS OF APRIL 1, 2005)
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS
                                     ------

                                                   September 30,    December 31,
                                                       2005             2004
                                                   -------------   -------------

Current Assets
         Cash                                      $     21,677    $      6,277
         Accounts receivable, net of allowance
           for doubtful accounts of $0 at
           December 31, 2004                                 --         155,978
                                                   -------------   -------------

                  Total Current Assets                   21,677         162,255
                                                   -------------   -------------

Other Assets
         Note receivable - Merchant Billing
           Services                                     250,000              --
         Deposits                                            --         255,001
                                                   -------------   -------------

         Total Assets                              $    271,677    $    417,256
                                                   =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
         Accounts payable                          $    714,543    $    581,047
         Accrued liabilities                            565,070         565,070
         Bentley lawsuit settlement                     480,000         480,000
         Merchant loss reserve                            2,778           2,778
         Capitalized leases                             516,574         500,074
         Notes payable                                  165,000         165,000
         Related party notes and payables               115,745         113,545
                                                   -------------   -------------

         Total Current Liabilities                    2,559,710       2,407,514
                                                   -------------   -------------

Stockholders' Equity

         Preferred Stock, $.001 par value,
         5,000,000 shares authorized, 543,600
         shares issued and outstanding at September 30,
         2005 and December 31, 2004, respectively           543             543

         Common stock, $.001 par value, 50,000,000
         shares authorized, 18,971,230 issued and
         outstanding at September 30, 2005 and December
         31, 2004, respectively                          18,971          18,971

         Additional paid in capital                  14,619,710      14,619,710
         Accumulated (deficit) from discontinued
           operations                               (16,706,405)    (16,629,482)
         Deficit accumulated during development
           stage                                       (220,852)             --
                                                   -------------   -------------

         Total Stockholders' (Deficit)               (2,288,033)     (1,990,258)
                                                   -------------   -------------

         Total liabilities and
         Stockholders' Equity                      $    271,677    $    417,256
                                                   =============   =============

                   Refer to notes to the financial statements


                                                      ACCESSPOINT CORPORATION
                                           (A DEVELOPMENT STAGE COMPANY AS OF APRIL 1, 2005)
                                                      STATEMENT OF OPERATIONS
                                                           (UNAUDITED)

                                                                                                                    Cumulative
                                                                                                                     from April
                                              Nine months         Nine months     Three months     Three months     1, 2005 to
                                             ended September   ended September  ended September   ended September   September 30,
                                               30, 2005           30, 2004         30, 2005          30, 2004           2005
                                             -------------     -------------    -------------     -------------     -------------

  General and administrative expenses        $    227,172      $         --     $     64,999      $         --      $    227,172
                                             -------------     -------------    -------------     -------------     -------------

  Loss before income tax                         (227,172)               --          (64,999)               --          (227,172)

  Other (income) expenses
  Miscellaneous income (expense)                   (6,954)               --            7,836                --            (6,954)
  Interest expense                                    634                --              559                --               634
  Provision for income taxes                           --                --               --                --                --

                                             -------------     -------------    -------------     -------------     -------------
  Net loss from operations                       (220,852)               --          (73,394)               --          (220,852)
                                                                                                                    =============

  Income (loss) from discontinued
    operations                                    (76,923)          102,471               --          (244,845)
                                             -------------     -------------    -------------     -------------

  Net income (loss)                          $   (297,775)     $    102,471     $    (73,394)     $   (244,845)
                                             =============     =============    =============     =============

Net income (loss) per share                  $      (0.02)     $       0.01     $      (0.00)     $      (0.01)
                                             =============     =============    =============     =============

Weighted average number of shares              18,971,230         18,971,230      18,971,230        18,971,230
                                             =============     =============    =============     =============


                                             Refer to notes to the financial statements





                                            ACCESSPOINT CORPORATION
                                (A DEVELOPMENT STAGE COMPANY AS OF APRIL 1, 2005))
                                           STATEMENTS OF CASH FLOWS
                                                 (UNAUDITED)

                                                            Nine months     Nine months    Cumulative from
                                                          ended September ended September  April 1, 2005 to
                                                             30, 2005        30, 2004      September 30, 2005
                                                            ----------      ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                           $(297,775)      $ 102,471      $(220,852)
Deduct: (loss) income from discontinued operations            (76,923)        102,471             --
                                                             ---------      ---------      ----------
  Net loss                                                   (220,852)             --       (220,852)

Adjustments to reconcile net loss to net cash
used or provided by operating activities of
continuing operations:
  Decrease in receivables                                      68,126              --         68,126
  Decrease in notes receivable                                 (2,101)             --         (2,101)
  Decrease in deposits                                         57,726              --         57,726
  Increase in accounts payable and
    accrued expenses                                          128,766              --        128,766
                                                            ----------      ----------     ----------

Total adjustments                                             252,517              --        252,517
                                                            ----------      ----------     ----------

Net cash provided by continuing operations                     31,665              --         31,665

CASH FLOWS FROM FINANCING ACTIVITIES OF CONTINUING
OPERATIONS

  Repayment of loans to related parties                       (49,800)             --        (49,800)
                                                            ----------      ----------     ----------
Net cash used in financing activities of continuing
  operations                                                  (49,800)             --        (49,800)

Net cash provided by discontinued operations                   33,535         (28,393)            --

Net change in cash                                             15,400              --        (18,135)

Cash at the beginning of the period                             6,277          28,393         39,812
                                                            ----------      ----------     ----------

Cash at the end of the period                               $  21,677       $      --       $  21,677
                                                            ==========      ==========     ==========


                                  Refer to notes to the financial statements

                                                      6

                             ACCESSPOINT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

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


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Unaudited Interim Financial Information
         ---------------------------------------

         The accompanying financial statements have been prepared by Accesspoint Corporation, ("Accesspoint", the "Company" or "We") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of regulation S-B, and generally accepted accounting principles for interim financial reporting. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary for a fair presentation of the balance sheets, operations results, and cash flows for the periods presented. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or any future period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting policies have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes, included in the Company's Annual Report for the year ended December 31, 2004.


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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2005 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

         BAS MULDER - This is a lawsuit filed by the former owner and employee of Black Sun Graphics, Inc. ("BSG"), claiming damages in excess of $430,000 related to the purchase of BSG by the Company. During 2003, the Company entered into a structured settlement agreement calling for the payments totaling $45,000 payable over 20 months and was making payments until October 2004. The amount owed as of September 30, 2005 is included in accrued liabilities.

         AMERICAN CAPITAL GROUP - This is an action by an equipment lessor on a defaulted lease. A judgment was filed against the Company on December 28, 2004 in the amount of $73,578, which is included in accrued liabilities at September 30, 2005. No payments have been made.

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

         However as of September 30, 2005, there were no related party relationships existing between the Company, its shareholders, officers and directors except for loans from related party shareholders and a receivable of $250,000 due to Accesspoint from Merchants Billing Services, as part of the merchant portfolio sale transaction.


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

         The Board of Directors working on the reduction of the $2,559,000 of Debt. As soon as the debt can be reduced the Directors will begin the process of looking for possible merger or acquisition opportunities,

         In accordance with an agreement dated January 1, 2005 and amended February 28, 2005 the Company sold its Merchant Portfolio, its only remaining source of income, to Merchants Billing Services, Inc. for approximately $1,500,000, which was the amount owed to Merchants Billing Services, Inc. and Ameropa, Inc.




RESULTS OF OPERATIONS

         Since the Company became a development stage company at April 1, 2005 there were no revenues from continuing operations.

         The Company will continue to have expenses in connection with the disposition of liabilities and its efforts to acquire a new business.

         Our expenses for initial six months of being a development stage company were as follows:


        Rent                                                    $       116,000
        Auditing and accounting                                          35,000
        Receivables and deposits written off                             61,000
        Other                                                             9,000
                                                                ----------------

        Total expenses                                          $      227,000
                                                                ================

         The Company had a lease on office space that it has not been able to cancel. It has accrued approximately $286,000 as lease payable at September 30, 2005. The lease has been cancelled as of September 30, 2005.

         The Company continues to incur auditing and legal fees in connection with required filings and the settlement of law suits against the Company. A small amount of residuals continue to be collected. These residuals should not continue for very long. The Company wrote off expired deposits and receivables determined un-collectible.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

         The Company had cash of $21,677 at September 30, 2005, as compared to cash of $6,277 at December 31, 2004.

         The Company had negative working capital at September 30, 2005. The Company will be entirely dependent upon its limited available financial resources to implement its business objectives. The Company cannot ascertain with any degree of certainty the capital requirements for the execution of its business plan.

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

         CITICORP - During 2001 the Company vacated office facilities it had leased under an operating lease agreement in Chicago, Illinois. The lessor subsequently filed suit against the Company for the remaining amount of unpaid rent and other various expenses. A judgment was filed against the Company in the amount of $95,000. As of September 30, 2005 the Company has accrued for the liability in full on its Balance Sheet. No payments have been made.

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

     None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended September 30, 2005.

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

     Exhibit No.     Description
     ----------------------------------


    Exhibit 31       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT
                                    TO SECTION 302 OF THE SARBANES-OXLEY ACT

    Exhibit 32       CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                    AND CHIEF FINANCIAL OFFICER PURSUANT TO
                                    SECTION 906 OF THE SARBANES-OXLEY ACT

     b. Reports on Form 8-K.

     August 16, 2005 8-K Item 8.01 Other events. Resignation of director and appointment of two new directors

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2005                     ACCESSPOINT CORPORATION

                                            By  /S/ WILLIAM D. LINDBERG
                                                ------------------------------
                                            William D. Lindberg,
                                            Chief Executive Officer, President
                                            And Chief Financial Officer




         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

         Signature                       Title                       Date
-------------------------   ---------------------------------   ---------------


/S/ JOE BYERS               Director                            November 9, 2005
-------------------------
Joe Byers

/S/ WILLIAM D. LINDBERG     Director                            November 9, 2005
-------------------------
William D. Lindberg